Form 10-Q
period 2005-11-30
Federal Services Acquisition CORP
filed 2005-12-02
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-51552

FEDERAL SERVICES ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-3747850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

900 Third Avenue, 33rd Floor New York, New York, 10022-4775
(Address of principal executive office)

(646) 403-9765

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of November 23, 2005 was 26,250,000.

Table of Contents

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Balance Sheet
Statement of Operations
Statement of Stockholders Equity
Statement of Cash Flows
Notes to Unaudited Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Exhibits

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Reference is made to our financial statements and accompanying notes beginning on Page F-1 of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We undertake no obligation to update such statements to reflect subsequent events.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

We are a “blank check” company organized under the laws of the State of Delaware on April 12, 2005 and were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the federal services and defense industries. We intend to use cash derived from the net proceeds of our initial public offering, which closed on October 25, 2005, together with any additional financing arrangements that we undertake, to effect a business combination.

Through September 30, 2005, our efforts have been limited to organizational activities and activities relating to our initial public offering; we have neither engaged in any operations nor generated any revenues. As of September 30, 2005, we had accrued expenses and accrued offering costs of approximately $1,000 and $280,000, respectively. In addition, we had cash of approximately $56,500, which was principally funded pursuant to $154,000 in notes issued to two of our initial stockholders.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

Recent Developments

On October 25, 2005, we consummated our initial public offering. The net proceeds from our initial public offering were approximately $119,180,000, after deducting offering expenses of approximately $520,000 and underwriting discounts of $6,300,000. Of this amount, $117,180,000 was placed in trust, with approximately $2,000,000 remaining.

We will use substantially all of the net proceeds discussed above to acquire an operating business, including identifying and evaluating prospective acquisition candidates, selecting an operating business, and structuring, negotiating and consummating the business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses, if any. However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

•      may significantly reduce the equity interest of our stockholders;

•      will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•      may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•      default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•      acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•      an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•      our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

We believe that we have sufficient funds to allow us to operate for at least the 24 months following the date we consummated our initial public offering (October 25, 2005), assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•      approximately $1,000,000 of expenses for legal and accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•      approximately $80,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•      approximately $180,000 of expenses in administrative fees relating to our office space; and

•      approximately $740,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $200,000 for director and officer liability insurance premiums and $154,000 to repay the loans from Joel R. Jacks and Peter M. Schulte as discussed below.

We do not believe we will need additional financing during the 24 months following our initial public offering in order to meet the expenditures required for operating our business.  However, we may need to obtain additional financing through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.  We may consummate such a financing in connection with the consummation of a business combination.

On October 25, 2005, we used $154,000 of our net proceeds from the public offering to repay the notes payable to our initial stockholders, Mr. Jacks and Mr. Schulte. The loans were repaid in full, without interest, and cancelled.

On October 25, 2005, we used $85,000 of our general working capital to pay premiums associated with our directors and officers liability insurance.

We have agreed to pay CM Equity Management, L.P. a company where certain of our initial stockholders serve in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from October 19, 2005 through the effective date of the acquisition of a target business.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Although we believe that the risks described below represent all of the material risks we face, additional risks not currently known to us may also harm us or affect your investment.

Risks associated with our business

We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the federal services and defense industries. We will not generate any revenues (other than interest income on the proceeds of our public offering that have been placed in trust) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of our net assets at the time of acquisition within 18 months after the consummation of our public offering (or within 24 months after such date if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our public offering and the business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation for a business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Since May 2003, based upon publicly available information, approximately 38 similarly structured “blank check” companies have completed initial public offerings. Of these companies, only three companies have consummated a business combination, while six other companies have announced they have entered into a letter of intent or a definitive agreement for a business combination, but have not consummated such business combination. Accordingly, there are approximately 29 “blank check” companies with approximately $1.6 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are approximately 42 additional offerings for “blank check” companies that are still in the registration process but have not completed initial public offerings and there are likely to be more “blank check” companies filing registration statements for initial public offerings after the date of this report and prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose or have a very broad definition of the industry they will target. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, because only nine of such companies have either consummated a business combination or entered into a letter of intent or a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held “blank check” companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $6.00 per share upon distribution of the trust account, and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation value will be less than $6.00 because of the expenses related to our public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, the warrants will expire worthless if we liquidate before the completion of a business combination.

You will not be entitled to protections normally afforded to investors of “blank check” companies under federal securities laws.

Since the net proceeds of our public offering are intended to be used to complete a business combination with an operating business that has not been identified, we may be deemed to be a “blank check” company under the federal securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K with the SEC, including an audited balance sheet demonstrating this fact, we believe that we are exempt from rules promulgated by the Securities and Exchange Commission, or SEC, to protect investors of “blank check” companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we do not believe we are subject to Rule 419, our units will be immediately tradeable and we have a longer period of time within which to complete a business combination in certain circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.58 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $5.58, plus interest (net of taxes payable), due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Joel R. Jacks, our chairman and chief executive officer, and Peter M. Schulte, our president and secretary, may be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us or claims of prospective target businesses. However, we cannot assure you that they will be able to satisfy those obligations.

Since we have not currently selected any prospective target businesses with which to complete a business combination, investors in our securities are unable to currently ascertain the merits or risks of any particular target business’ operations.

Since we have not yet identified any prospective target businesses, investors in our securities have no current basis to evaluate the possible merits or risks of any particular target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our securities than a direct investment, if an opportunity were available, in any particular target business.

We may issue shares of our capital stock, including convertible debt securities, to complete a business combination, which could reduce the equity interest of our stockholders and possibly cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We have 31,750,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue any securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•      may significantly reduce the equity interest of investors in our securities;

•      may cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of our present officers and directors; and

•      may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

Although we currently have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. The incurrence of debt:

•      may lead to default and foreclosure on our assets if our operating earnings after a business combination are insufficient to pay our debt obligations;

•      may cause an acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt agreements, such as covenants that require the maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•      may create an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debts are payable on demand; and

•      may hinder our ability to obtain additional financing, if necessary, to the extent any debt agreements contain covenants restricting our ability to obtain additional financing while such debt is outstanding, or to the extent our existing leverage discourages other potential investors.

Our ability to successfully effect a business combination and to be successful afterwards will be completely dependent upon the efforts of our key personnel, some of whom may join us following a business combination and may be unfamiliar with the requirements of operating a public company, which may adversely affect our operations.

Our ability to successfully effect a business combination will be completely dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Specifically, the members of our current management are not obligated to remain with us subsequent to a business combination, and we cannot assure you that the resignation or retention of our current management will be included as a term or condition in any agreement with respect to a business combination. Although we expect one or more members of our management to serve on our Board of Directors following a business combination, subject to continued election by the stockholders, it is unlikely that they will operate the target company on a day-to-day basis. Accordingly, we anticipate employing other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative impact on our ability to consummate a business combination. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers is engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our officers’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. For example, Joel R. Jacks, our chairman and chief executive officer, and Peter M. Schulte, our president and secretary, have preexisting fiduciary obligations that arise as a result of their affiliations with the private equity funds for which they act as principals and their directorships with those funds’ portfolio companies. In addition, Dr. Edward H. Bersoff, our vice-chairman, and Arthur L. Money, our non-executive director, serve on the boards of various companies in the federal services and defense industries. Due to these existing affiliations, our officers and directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

Because all of our directors own shares of our securities that will not participate in liquidation distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our directors own stock in our company, but have, solely with respect to those shares of common stock acquired by them prior to our public offering, waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Additionally, Joel R. Jacks, Peter M. Schulte, Dr. Edward H. Bersoff and FSAC Partners, LLC have agreed with CRT Capital Group LLC that during the 40 trading day period beginning 60 days after the end of the “restricted period” under Regulation M, they collectively will spend up to $2,000,000 to purchase warrants in the public marketplace at prices not to exceed $.65 per warrant. It was determined that $2,000,000 is an appropriate amount by CRT Capital Group LLC and our management to demonstrate confidence in our ultimate ability to effect a business combination because the warrants will expire with no value if we are unable to consummate a business combination. None of our executive directors or any of their affiliates is precluded from acquiring additional warrants in the aftermarket if any of them so chooses. All of the shares of common stock owned by our directors immediately prior to our public offering and any warrants owned by our directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•      make a special written suitability determination for the purchaser;

•      receive the purchaser’s written agreement to a transaction prior to sale;

•      provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•      obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We will only be able to complete one business combination with the proceeds of our public offering, which will cause us to be solely dependent on a single business which may have a limited number of services or products.

The net proceeds from our public offering have provided us with approximately $119,180,000, which we may use to complete our initial business combination. Our initial business combination must be with an operating business with a fair market value of at least 80% of our net assets at the time of such business combination. It is probable that the company we acquire in our initial business combination will have only a limited number of services or products. The resulting lack of diversification:

•      will result in our dependency upon the performance of a single operating business;

•      may result in our dependency upon the development or market acceptance of a single or limited number of services, processes or products; and

•      may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the performance of the initial target business we acquire and such target business may not be successful.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, together with additional financing if available, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:

•      our obligation to seek stockholder approval of a business combination may delay the consummation of a transaction;

•      our obligation to convert into cash certain shares of common stock in the event a business combination is consummated and public stockholders owning less than 20% of the shares sold in our initial public offering vote against such business combination and exercise their conversion rights may reduce the resources available for a business combination; and

•      our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may have insufficient resources to cover our operating expenses and the expenses of consummating a business combination.

We have reserved approximately $2,000,000 from the proceeds of our initial public offering to cover our operating expenses for at least 24 months following the date we consummated our initial public offering (October 25, 2005), and to cover the expenses incurred in connection with a business combination. This amount is based on management’s estimates of the costs needed to fund our operations for such period and consummate a business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our management or our existing stockholders or from third parties. We may not be able to obtain additional financing and our existing stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing when needed to consummate a particular business combination, we would be compelled to restructure or abandon that particular business combination or seek alternate target businesses, and eventually may be forced to liquidate prior to consummating a business combination. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our initial stockholders collectively own approximately 20% of our issued and outstanding shares of common stock. Additionally, four of our initial stockholders, Joel R. Jacks, Peter M. Schulte, Dr. Edward H. Bersoff and FSAC Partners, LLC, have agreed with CRT Capital Group LLC that they collectively will spend up to $2,000,000 to purchase warrants, at prices not to exceed $.65 per warrant, subject to certain conditions, through open market transactions during the 40 trading day period beginning 60 days after the end of the “restricted period” under Regulation M.

Furthermore, our initial stockholders are not precluded from purchasing additional warrants or shares of common stock in the aftermarket. Any exercise of these warrants by these initial stockholders would substantially increase their relative percentage ownership in us.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates and relatives are not prohibited from purchasing units or shares in the aftermarket, and have full voting rights with respect to any shares of common stock they may acquire in subsequent market transactions. If they do, we cannot assure you that our initial stockholders will not have considerable influence upon the vote on a business combination.

Our amended and restated certificate of incorporation and by-laws contain certain provisions that may make it more difficult, expensive or otherwise discourage, a tender offer or a change in control or takeover attempt by a third party, even if such a transaction would be beneficial to our stockholders.

The existence of certain provisions in our amended and restated certificate of incorporation and by-laws may have a negative impact on the price of our common stock by discouraging a third party from purchasing our common stock. These provisions could also have the effect of discouraging a third party from pursuing a non-negotiated takeover of our company and preventing certain changes of control. In addition to our staggered board, our by-laws require that, subject to certain exceptions, any stockholder desiring to propose business or nominate a person to the board of directors at a stockholders meeting must give notice of any proposals or nominations within a specified time frame. Our by-laws also limit the ability of stockholders to remove directors, call stockholders meetings and act by written consent and provide that vacancies of the board of directors may only be filled by a majority of the remaining directors.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, as part of the units, we issued warrants to purchase 42,000,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you will experience dilution to your holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock in certain circumstances. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 5,250,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading price of our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are traded in the over-the-counter market and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by the National Association of Securities Dealers, Inc., or NASD, but not included in the Nasdaq Stock Market. We cannot assure you that our securities will continue to be quoted on the OTC Bulletin Board. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Lack of liquidity may limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:

•      restrictions on the nature of our investments; and

•      restrictions on the issuance of securities, each of which may make it difficult for us to complete a business combination.

In addition, we may have burdensome requirements imposed upon us, including:

•      registration as an investment company;

•      adoption of a specific form of corporate structure; and

•      reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not provided for.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in our best interest.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement by us. Additionally, there is no limit on the out-of-pocket expenses that could be incurred by our directors and there will be no review of the reasonableness of the expenses we reimburse by anyone other than our board of directors, which would include persons who may seek reimbursement or a court of competent jurisdiction if such reimbursements are challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

Risks associated with the federal services and defense industries

We may acquire an operating business that contracts directly with the federal government and its agencies, in which case the risks below would directly affect us. We may also acquire an operating business that acts as a subcontractor, supplier or partner with another party or parties that contract with the federal government and its agencies, in which case the risk factors below would still affect us directly or indirectly.

The loss or impairment of our relationship with the federal government and its agencies could adversely affect our business.

Our target company may derive a substantial portion of its revenue from government contracts, either directly or as a subcontractor, partner or supplier to a party working under such a contract. If our target company or other company with which it had any such relationship were suspended or prohibited from contracting with the federal government or its agencies, or with a significant agency of the government, or if any of these agencies ceased doing business with them or significantly decreased the amount of business it does with them, our target company’s business, prospects, financial condition and operating results could be significantly impaired.

Changes by the federal government in its spending priorities may cause a reduction in the demand for the products or services that we may ultimately offer, which could adversely affect our business.

Because our target company will derive a significant portion of its revenues from contracts with the federal government or its agencies, we believe that the success and development of the target company’s business will depend on its successful participation in the federal contract program. Changes in the federal government budgetary priorities could directly affect the target company’s financial performance. Government expenditures tend to fluctuate based on a variety of political, economic and social factors. A significant decline in government expenditures, or a shift of expenditures away from programs our target company supports, or a change in federal government contracting policies causing its agencies to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not enter into new contracts, could adversely affect our target company’s business, prospects, financial condition or operating results. Moreover, although contracts with governmental agencies often contemplate that the services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. Significant reductions in these appropriations by Congress or the failure by Congress to pass a budget resolution in a timely manner could have a material adverse effect on our target company’s business.

Federal government contracts often contain provisions that are unfavorable, which could adversely affect our business.

Federal government contracts contain provisions and are subject to laws and regulations that give the federal government rights and remedies not typically found in commercial contracts, including without limitation, allowing the federal government to:

•      terminate existing contracts for convenience, as well as for default;

•      reduce or modify contracts or subcontracts;

•      cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•      decline to exercise an option to renew a multi-year contract;

•      claim rights in services or products provided by the target company;

•      suspend or bar the target company from doing business with the federal government or with a governmental agency; and

•      control or prohibit the export of products.

If the federal government terminates a contract “for convenience” (for instance, due to a change in its perceived needs or its desire to consolidate work under another contract), our target company may recover only its incurred or committed costs, settlement expenses and profit on services completed prior to the termination. If the government terminates a contract for default, our target company may not recover even those amounts, and instead may be liable for excess costs incurred by the government or agency in procuring undelivered services or products from another source. As is common with government contractors, some of our target company’s contracts may experience performance issues in the future. Our target company may in the future receive “show cause” or cure notices under contracts that, if not addressed to the government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring services under those contracts in the future. Even if the target company is not directly the party to a government contract, as in the case of a subcontract relationship, the impact of the above on the prime contractor would likely have a material adverse effect on our target company.

We will likely have to comply with complex procurement laws and regulations, and the cost of compliance with these laws and regulations and penalties and sanctions for any non-compliance could adversely affect our business.

Our target company will likely have to comply with and will be affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how the target company does business with its customers and may impose added costs on its business. For example, our target company or parties with which it does business will likely be subject to the Federal Acquisition Regulations and all supplements, which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth-in-Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. If a government review or investigation uncovers improper or illegal activities, our target company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies, which could materially adversely affect our target company’s business, prospects, financial condition or operating results. In addition, our target company or parties with which it does business will likely be subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners’ access to classified information. The target company may also be liable for systems and services failure and security breaks with respect to the solutions, services or products, or other applications it sells to the government. If the target company were to come under foreign ownership, control or influence, its federal government customers could terminate or decide not to renew their contracts, and it could impair their ability to grant new contracts to our target company.

The federal government may reform its procurement or other practices in a manner adverse to us.

The federal government may reform its procurement practices or adopt new contracting rules and regulations, including cost-accounting standards, that could be costly to satisfy or that could impair our target company’s ability to obtain new contracts. It also could adopt new contracting methods to General Services Administration, or GSA, or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the federal government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the federal government may obtain from private contractors. These changes could impair our target company’s ability to obtain new contracts. Any new contracting methods could be costly or administratively difficult for our target company to implement and, as a result, could harm its operating results.

Government contracts are usually awarded through a competitive bidding process which entails risks not present in other circumstances.

A meaningful amount of the business that our target company may expect to seek directly or through parties with which it does business in the foreseeable future will likely be awarded through competitive bidding. Competitive bidding presents a number of risks, including without limitation:

•      the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•      the substantial cost and managerial time and effort that our target company may spend to prepare bids and proposals for contracts that may not be awarded to our target company;

•      the need to accurately estimate the resources and cost structure that will be required to service any contract our target company is awarded; and

•      the expense and delay that may arise if our target company’s or its partners’ competitors protest or challenge contract awards made to our target company or partners pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

Our target company may not be provided the opportunity to bid on contracts that are held by other companies and are scheduled to expire if the government determines to extend the existing contracts. If our target company is unable to win particular contracts that are awarded through the competitive bidding process or our target company is unable to consistently win new contract awards over any extended period its business and prospects could be adversely affected.

Federal government customers sometimes spend their procurement budgets through multiple award contracts and our target company’s failure to successfully compete for post-award orders under these contracts could adversely affect its business.

Budgetary pressure and reforms in the procurement process may cause the federal government to increase its use of task order or delivery order contracts (commonly known in the industry as “indefinite delivery, indefinite quantity” contracts, or ID/IQ contracts), including GSA Contracts, and other government-wide acquisition contracts, or GWAC contracts, to purchase services or products. Under a task order or delivery order contract, the federal government may submit, but is not required to submit, orders for services or products. Thus, the revenue that may be realized under these contracts is not guaranteed, but instead depends, among other things, on the quantity of orders that the government in fact submits to the contractor. Such contracts, some of which are awarded to multiple contractors, have increased pricing pressure and require that contractors make sustained post-award efforts to procure service orders in order to realize revenue under such contracts. Our target company may not be able to successfully sell its services or products or otherwise increase its revenues under these contracts. Our target company’s failure to compete effectively in the procurement environment could have a material adverse effect on our target company’s business, prospects, financial condition and results of operations.

We may lose money on some contracts if we underestimate the resources we need to perform under the contract.

Our target company may provide services or products to the federal government under three types of contracts: cost-plus-fee, time-and-materials, and fixed-price. Each of these types of contracts, to differing degrees, involves the risk that our target company could underestimate its cost of fulfilling the contract, which may reduce the profit it earns or lead to a financial loss on the contract.

•      Under cost-plus-fee contracts, which are subject to a ceiling amount, our target company may be reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. However, if its costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, our target company may not be able to recover those costs.

•      Under time-and-materials contracts, our target company may be reimbursed for labor at negotiated hourly billing rates and for certain expenses, and our target company assumes the risk that its costs of performance may exceed the negotiated hourly rates.

•      Under fixed-price contracts, our target company performs specific tasks for a fixed price. Compared to cost-plus-fee contracts and time-and-materials contracts, fixed-price contracts involve greater financial risk because our target company bears the impact of cost overruns. To the extent its actual costs exceed the estimates upon which the price was negotiated, our target company will generate less than the anticipated amount of profit or could incur a loss.

Our contracts with the federal government and its agencies will be subject to audits and cost adjustments.

The federal government audits and reviews performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most government contractors, our target company’s contract costs will be audited and reviewed on a continual basis. In addition, nonaudit reviews by the government may still be conducted on all government contracts. An audit of work performed by our target company could result in a substantial adjustment to its revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenues our target company may have already recognized may need to be refunded. If a government audit uncovers improper or illegal activities, our target company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, our target company could suffer serious harm to its reputation if allegations of impropriety were made.

Our business depends upon obtaining and maintaining required security clearances, and our failure to do so could result in termination of certain of our contracts or cause us to be unable to bid or rebid on certain contracts.

Many federal government contracts will require our target company’s employees to maintain various levels of security clearances, and our target company may be required to maintain certain facility security clearances complying with federal government requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our target company’s employees are unable to obtain or retain security clearances or if such employees who hold security clearances terminate employment with the target company, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that some of the contracts on which our target company will bid will require it to demonstrate its ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent our target company is not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, it may not be able to bid on or win new contracts, or effectively rebid on expiring contracts.

Failure to maintain strong relationship with other contractors could result in a decline in our revenue.

Our target company may act as a subcontractor or under a “teaming” arrangement in which the target company and other contractors jointly bid on particular contracts or programs. As a subcontractor or team member, the target company will often lack control over fulfillment of a contract, and poor performance on the contract could tarnish its reputation, even when the target company performs as required. Moreover, our target company’s revenue and operating results could be adversely affected if any prime contractor or teammate chooses to offer a client services of the types that the target company provides or if any prime contractor or teammate teams with other companies to independently provide those services.

We may rely on third-party manufacturers or subcontractors to complete our contracts, and any delay or failure to perform by these manufacturers or subcontractors may result in a decline in our revenue.

Our target company may use third-party manufacturers in addition to or instead of any internal manufacturing capacity that it may have. This arrangement affords less control over the reliability of supply, quality and price of products or components than internal manufacturing. Our target company may risk disruptions in its supply of key products and components if its suppliers fail to perform because of strikes, natural disasters, financial condition or other factors beyond the control of our target business. Products that are supplied by a third-party manufacturer may not perform as expected, and these performance failures may result in delays in completion of a project or additional costs to complete a project. Any delay by subcontractors to complete their portion of a project, or any failure by a subcontractor to satisfactorily complete its portion of a project, may result in delays in the overall progress of the project and may cause our target business to incur additional costs. The additional costs incurred by our target company due to the delay or failure to perform by a third-party manufacturer or a subcontractor may be substantial. While our target company may recover some of these additional costs from the responsible third-party manufacturer or subcontractor, it may not be able to recover all of these costs in all circumstances.

We may be unable to protect or enforce our intellectual property rights.

After completing a business combination, the protection of our target company’s trade secrets, proprietary know-how, technological innovations and other proprietary rights through patents and other intellectual property protections in the U.S. and other countries may be critical to our success. We may rely on a combination of patent, copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology or other rights that we may acquire. Despite our efforts, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Our competitors may file patent applications or obtain patents and proprietary rights that block or compete with our patents. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on our competitive position and business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business.  We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of October 25, 2005, approximately $117,180,000 of the net proceeds of our initial public offering was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in United States Treasury Bills in a trust account at JPMorgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company acting as trustee.  As of October 25, 2005, the effective annualized interest rate payable on our investment was approximately 3.69%. Assuming no other changes to our holdings as of October 25, 2005, a 1% decrease in the underlying interest rate payable on our investment in the United States Treasury Bills as of October 25, 2005 would result in a decrease of approximately $300,000 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 12, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

As of September 30, 2005, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting since our inception on April 12, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not engaged in any unregistered sales of equity securities during the three months ended September 30, 2005.

The net proceeds from our initial public offering was approximately $119,180,000, after deducting offering expenses of approximately $520,000 and underwriting discounts of $6,300,000. As of October 25, 2005, $117,180,000 of this amount had been placed in trust for purposes of consummating a business combination, with approximately $2,000,000 remaining.

On October 25, 2005, we used $154,000 of our general working capital to repay the notes payable to our initial stockholders, Mr. Jacks and Mr. Schulte. The loans were repaid in full, without interest, and cancelled.

On October 25, 2005, we used $85,000 of our general working capital to pay premiums associated with our directors and officers liability insurance.

As of October 25, 2005, approximately $117,180,000 was held in trust and we had approximately $2,000,000 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 3. Exhibits.

3.1	Form of Amended and Restated Certificate of Incorporation*
3.2	By-laws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*
10.1	Letter Agreement between the Registrant and Joel R. Jacks*
10.2	Letter Agreement between the Registrant and Peter M. Schulte*
10.3	Letter Agreement between the Registrant and Dr. Edward H. Bersoff*
10.4	Letter Agreement between the Registrant and Arthur L. Money*
10.5	Letter Agreement between the Registrant and FSAC Partners, LLC*
10.6	Letter Agreement between CRT Capital Group LLC and Joel R. Jacks*
10.7	Letter Agreement between CRT Capital Group LLC and Peter M. Schulte*
10.8	Letter Agreement between CRT Capital Group LLC and Dr. Edward H. Bersoff*
10.9	Letter Agreement between CRT Capital Group LLC and Arthur L. Money*
10.10	Letter Agreement between CRT Capital Group LLC and FSAC Partners, LLC*
10.11	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant*
10.14	Form of Registration Rights Agreement among the Registrant and each of the Initial Stockholders*
10.15	Form of Warrant Purchase Agreement among CRT Capital Group LLC and one or more of the Initial Stockholders*
10.16	Office Service Agreement between the Registrant and CM Equity Management, L.P.*
10.17	Form of Stock Escrow Agreement between the Registrant and Continental Stock Transfer & Trust Company*

* Previously filed as exhibits to our registration statements on Form S-1 (file no. 333-124638).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Services Acquisition Corporation

	By:	/s/ Joel R. Jacks
Chairman of the Board and
Chief Executive Officer

	By:	/s/ Peter M. Schulte
President and
Chief Financial Officer
Date: December 1, 2005

Federal Services Acquisition Corporation
(a development stage company)

Balance Sheet (Unaudited)

September 30, 2005
ASSETS
Current assets:
Cash	$56,598

Deferred offering costs	383,494
Total assets	$440,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$1,000
Accrued offering costs	280,000
Notes payable to stockholders	154,000
Total current liabilities	435,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock—$.0001 par value; 1,000,000 shares authorized, 0 issued and outstanding	0
Common stock—$.0001 par value; 100,000,000 shares authorized, 5,250,000 issued and outstanding	525
Additional paid-in capital	5,475
Deficit accumulated during the development stage	(908)
Total stockholders’ equity	5,092
Total liabilities and stockholders’ equity	$440,092

See Notes to Unaudited Financial Statements.

Federal Services Acquisition Corporation

(a development stage company)

Statement of Operations (Unaudited)

April 12, 2005 (date of inception) through September 30, 2005
Organization costs	$(1,000)
Interest income	92
Net loss for the period	$(908)
Net loss per share—basic and diluted	$.00
Weighted average number of shares outstanding—basic and diluted	5,250,000

See Notes to Unaudited Financial Statements.

Federal Services Acquisition Corporation

(a development stage company)

Statement of Stockholders’ Equity (Unaudited)

				Deficit Accumulated During the
	Common Stock		Additional	Development
	Shares	Amount	Paid-In Capital	Stage	Total
Balance—April 12, 2005 (date of inception)
Initial capitalization from founding stockholders	5,250,000	$525	$5,475	$—	$6,000
Net loss	—	—	—	(908)	(908)
Balance—September 30, 2005	5,250,000	$525	$5,475	$(908)	$5,092

See Notes to Unaudited Financial Statements.

Federal Services Acquisition Corporation

(a development stage company)

Statement of Cash Flows (Unaudited)

April 12, 2005 (date of inception) through September 30, 2005
Cash flows from operating activities:
Net loss	$(908)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in:
Accrued expenses	1,000
Net cash provided by operating activities	92
Cash flows from financing activities:
Proceeds from notes payable to stockholders	154,000
Proceeds from sale of common stock	6,000
Payments of deferred offering costs	(103,494)
Net cash provided by financing activities	56,506
Net increase in cash	56,598
Cash—beginning of period	0
Cash—end of period	$56,598
Supplemental disclosures of non cash transactions:
Accrued offering costs	$280,000

See Notes to (Unaudited) Financial Statements.

Federal Services Acquisition Corporation

(a development stage company)

Notes to Unaudited Financial Statements

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS

Federal Services Acquisition Corporation (the “Company”) was incorporated in Delaware on April 12, 2005. The Company was formed to serve as a vehicle for the acquisition of an operating business in the federal services and defense industries through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.  The Company has selected December 31 as its fiscal year end.

The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included.  Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on October 19, 2005.  The Company consummated the offering on October 25, 2005 and received net proceeds of $119,700,000, after deducting the underwriting discount but before deducting expenses of the Offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering of Units (as defined in Note C below), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the federal services and defense industries (“Business Combination”). Nonetheless, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $117,180,000 of the net proceeds is being held in a trust account (“Trust Account”) and is invested in U.S. government securities until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Fund as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders of 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s public stockholders, excluding the Founding Stockholders to the extent of their initial stock holdings. However, the persons who were stockholders prior to the Offering (the “Founding Stockholders”) will participate in any liquidation distribution with respect to any shares of the common stock acquired in connection with or following the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note C).

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2]    Loss per common share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

[3]    Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[4]    Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $309. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2005.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

[5]    Deferred offering costs:

Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are related to the Offering and that will be charged to capital in the period in which the Offering was consummated.

NOTE C—INITIAL PUBLIC OFFERING

On October 25, 2005 the Company sold 21,000,000 Units (“Units”).  Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00.  Each Warrant is exercisable on the later of (a) the completion of a Business Combination or (b) October 19, 2006 and expires October 19, 2009, or earlier upon redemption.  The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the Offering, the Company paid CRT Capital Group LLC an underwriter’s discount of 5% of the gross proceeds of the Offering.

NOTE D—NOTES PAYABLE TO STOCKHOLDERS

The Company issued two $77,000 unsecured non-interest bearing promissory notes to two of the Founding Stockholders of the Company on April 18, 2005. The Notes were repaid in accordance with their terms on October 25, 2005 from the proceeds of the Offering.

NOTE E—RELATED PARTY TRANSACTION

The Company has agreed to pay CM Equity Management, L.P. a company where certain of the Founding Stockholders serve in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from October 19, 2005 through the effective date of the acquisition of a target business.

NOTE F—COMMITMENTS AND OTHER MATTERS

The Company has a commitment to pay to CRT Capital Group LLC a 2% fee of the gross offering proceeds, or $2,520,000, payable upon the Company’s consummation of a Business Combination.

The Company has engaged CRT Capital Group LLC, on a non-exclusive basis, as their agent for the solicitation of the exercise of the warrants. The Company has agreed to pay CRT Capital Group LLC a commission equal to 2% of the exercise price for each warrant exercised more than one year from October 19, 2005 if the exercise was solicited by CRT Capital Group LLC.

NOTE G—COMMON STOCK RESERVED FOR ISSUANCE

At October 25, 2005, 42,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

NOTE H—FOUNDING STOCKHOLDERS

One or more of the Founding Stockholders have agreed with the Company that during the 40 trading day period beginning 60 days after the end of the “restricted period” under Regulation M, they collectively will spend up to $2,000,000 to purchase warrants in the public marketplace at prices not to exceed $.65 per warrant. They have further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until the completion of a Business Combination.