Form 10-Q/A
period 2005-09-30
Federal Services Acquisition CORP
filed 2005-12-06
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Purpose of Amendment

This amendment is being filed to add Exhibits 31.1 and 31.2.

Table of Contents

PART I – FINANCIAL INFORMATION

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

PART II – OTHER INFORMATION

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

Item 3. Exhibits.

3.1	Form of Amended and Restated Certificate of Incorporation*
3.2	By-laws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*
10.1	Letter Agreement between the Registrant and Joel R. Jacks*
10.2	Letter Agreement between the Registrant and Peter M. Schulte*
10.3	Letter Agreement between the Registrant and Dr. Edward H. Bersoff*
10.4	Letter Agreement between the Registrant and Arthur L. Money*
10.5	Letter Agreement between the Registrant and FSAC Partners, LLC*
10.6	Letter Agreement between CRT Capital Group LLC and Joel R. Jacks*
10.7	Letter Agreement between CRT Capital Group LLC and Peter M. Schulte*
10.8	Letter Agreement between CRT Capital Group LLC and Dr. Edward H. Bersoff*
10.9	Letter Agreement between CRT Capital Group LLC and Arthur L. Money*
10.10	Letter Agreement between CRT Capital Group LLC and FSAC Partners, LLC*
10.11	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant*
10.14	Form of Registration Rights Agreement among the Registrant and each of the Initial Stockholders*
10.15	Form of Warrant Purchase Agreement among CRT Capital Group LLC and one or more of the Initial Stockholders*
10.16	Office Service Agreement between the Registrant and CM Equity Management, L.P.*
10.17	Form of Stock Escrow Agreement between the Registrant and Continental Stock Transfer & Trust Company*
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: December 6, 2005

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

See Notes to Unaudited Financial Statements.

Federal Services Acquisition Corporation
(a development stage company)

Statement of Operations (Unaudited)

April 12, 2005 (date of inception) through September 30, 2005

Organization costs	$(1,000)
Interest income	92

Net loss for the period	$(908)
Net loss per share—basic and diluted	$.00

Weighted average number of shares outstanding-basic and diluted	5,250,000

See Notes to Unaudited Financial Statements.

Federal Services Acquisition Corporation
(a development stage company)

Statement of Stockholders’ Equity (Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance-April 12, 2005 (date of inception)
Initial capitalization from founding stockholders	5,250,000	$525	$5,475	$—	$6,000
Net loss	—	—	—	(908)	(908)

Balance-September 30, 2005	5,250,000	$525	$5,475	$(908)	$5,092

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