Form 10-Q/A
period 2005-09-30
Federal Services Acquisition CORP
filed 2005-12-23
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2005.

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-51552

FEDERAL SERVICES ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-3747850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Purpose of Amendment

This amendment was filed to revise Exhibits 31.1 and 32.1 and to add Exhibits 31.2 and 32.2.

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

Item 3. Exhibits.

3.1	Form of Amended and Restated Certificate of Incorporation*
3.2	By-laws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*
10.1	Letter Agreement between the Registrant and Joel R. Jacks*
10.2	Letter Agreement between the Registrant and Peter M. Schulte*
10.3	Letter Agreement between the Registrant and Dr. Edward H. Bersoff*
10.4	Letter Agreement between the Registrant and Arthur L. Money*
10.5	Letter Agreement between the Registrant and FSAC Partners, LLC*
10.6	Letter Agreement between CRT Capital Group LLC and Joel R. Jacks*
10.7	Letter Agreement between CRT Capital Group LLC and Peter M. Schulte*
10.8	Letter Agreement between CRT Capital Group LLC and Dr. Edward H. Bersoff*
10.9	Letter Agreement between CRT Capital Group LLC and Arthur L. Money*
10.10	Letter Agreement between CRT Capital Group LLC and FSAC Partners, LLC*
10.11	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant*
10.14	Form of Registration Rights Agreement among the Registrant and each of the Initial Stockholders*
10.15	Form of Warrant Purchase Agreement among CRT Capital Group LLC and one or more of the Initial Stockholders*
10.16	Office Service Agreement between the Registrant and CM Equity Management, L.P.*
10.17	Form of Stock Escrow Agreement between the Registrant and Continental Stock Transfer & Trust Company*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: December 23, 2005

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

See Notes to Unaudited Financial Statements.

Federal Services Acquisition Corporation
(a development stage company)

Statement of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance—April 12, 2005 (date of inception)
Initial capitalization from founding stockholders	5,250,000	$525	$5,475	$—	$6,000
Net loss	—	—	—	(908)	(908)

Balance—September 30, 2005	5,250,000	$525	$5,475	$(908)	$5,092

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