Form 10-K
period 2005-12-30
Federal Services Acquisition CORP
filed 2006-03-31
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-51047

FEDERAL SERVICES ACQUISITION
CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-3747850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

900 Third Avenue, 33rd Floor
New York, New York, 10022-4775

(Address of principal executive office)

(646) 403-9765

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

Units, each consisting of one share of Common Stock, $0.0001 par value, and two Warrants

Common Stock, $0.0001 par value

Warrants to purchase shares of Common Stock

(Title Of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large Accelerated Filer  ☐     Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price for the Registrant’s Common Stock on December 30, 2005, as reported on the OTC Bulletin Board, was approximately $112,140,000.

The number of shares outstanding of the Registrant’s Common Stock as of February 23, 2006: 26,250,000 shares.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•      our being a development stage company with no operating history;

•      our dependence on key personnel, some of whom may or may not join us following a business combination;

•      our personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•      our potentially being unable to obtain additional financing to complete a business combination;

•      the ownership of our securities being concentrated;

•      risks associated with the federal services industry;

•      risks associated with the defense industry; and

•      those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us. The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Federal Services Acquisition Corporation.

PART I

Item 1. Business.

General

We are a “blank check” company organized under the laws of the State of Delaware on April 12, 2005 and were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the federal services and defense industries. We intend to use cash derived from the net proceeds of our initial public offering, together with any additional financing arrangements that we undertake, to effect a business combination with a target whose fair market value is at least equal to 80% of our net assets at the time of such acquisition.

A registration statement for our initial public offering was declared effective on October 19, 2005. On October 25, 2005, we sold 21,000,000 units and consummated our initial public offering. Each of our units consists of one share of our common stock, $0.0001 par value per share, and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00. The net proceeds from our initial public offering were approximately $119,169,000, after deducting offering expenses of approximately $531,000 and underwriting discounts of $6,300,000. Of this amount, $117,180,000 (referred to in this Annual Report on Form 10-K as the “trust account funds”) was deposited into a trust account and the remaining proceeds (approximately $1,989,000 (referred to in this Annual Report on Form 10-K as the “available funds”)) were made available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used $133,161 of the available funds for start up costs representing general and administrative expenses, travel expenses, professional services, insurance and taxes based on capital. The trust account funds remain on deposit in the trust account earning interest. As of December 31, 2005, there was $117,990,384, including interest receivable of $39,444, held in the trust account.

Federal services and defense industries

Companies operating in the federal services and defense industries contract to provide the federal government with outsourced services, including information technology and other technical services, and products and technologies. Joel R. Jacks, our Chairman and Chief Executive Officer, and Peter M. Schulte, our President, Chief Financial Officer and Secretary, are both co-founders and co-managers of CM Equity Management, L.P. and CMLS Management, L.P., which manage various private equity funds under the brand CM Equity Partners. Dr. Edward H. Bersoff, our Vice-Chairman, was the founder and chairman, president and chief executive officer of BTG, Inc., a federal services contractor. Messrs. Jacks and Schulte and Dr. Bersoff have collectively been involved in six platform companies and 15 acquisitions by such companies in the federal services industry. A platform company is one of sufficient magnitude that can serve as a basis for growth and additional acquisitions.

We will likely acquire a business that operates in one or more of the following sectors of the federal services and defense industries. In selecting a target, we have no preference among these various sectors:

•	Human Resources - government workforce management
•	Financial Management - program review, efficiency and cost-benefit analyses and accounting functions
•	Environmental - analysis; policy development; management
•	Information Technology - management of government information
•	Site Management - real estate services
•	Engineering - civil and military
•	Logistics - goods and services supply chain management
•	Data Analysis - collection, review and organization of information

•	Program Management - outsourced management of government programs
•	Policy Consulting - study and development of policies
•	Communications - intra-, inter- and extra-government communications management
•	Systems Engineering and Technical Analysis - technical support for government programs
•	Network Management and Administration - helping insure the continued operation of government networks
•	Information Security - helping protect government information
•	Outsourcing - augmenting government staff
•	Defense - procurement and resale of products related to defense programs
•	Aerospace - procurement and resale of products related to aerospace programs
•	Intelligence - procurement and resale of products related to intelligence programs
•	Homeland Security - procurement and resale of products related to homeland security

There has been a high level of acquisition activity among companies operating in the federal services and defense industries in recent years. We believe that these transactions occurred for a variety of reasons, including competitive pressure to improve economies of scale, operating complexity and the desire of companies’ founders to gain liquidity. We believe that these trends will continue and, based upon management’s years of experience in the federal services and defense industries, are likely to create attractive acquisition opportunities for us.

Many federal service providers provide similar services to state and local governments and commercial entities. Accordingly, our target company may, to a lesser extent, provide services to state and local governments and to commercial entities.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. Upon approval of a business combination by our stockholders, we intend to use our cash, including the trust account funds, capital stock, debt or a combination of these to effect a business combination involving an operating business in the federal services and defense industries. A business combination may involve the acquisition of, or merger with, an operating business which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. We believe these include certain time delays, significant expense, loss of voting control and compliance with various federal and state securities laws.

Search for a target businesses

We are currently in the process of identifying and evaluating target businesses for a business combination. Although we are participating in acquisition processes, we have not entered into any binding acquisition agreements. Subject to the requirement that our initial business combination must be with an operating business with a fair market value of at least 80% of our net assets at the time of the acquisition, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates in the federal services and defense industries.

Target business candidates have been and will continue to be brought to our attention from various unaffiliated sources that have included or may include investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. To date, we have received both solicited and unsolicited proposals. Our stockholders, officers and directors as well as their affiliates have brought and may continue to bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation from the available funds. In no event, however, will we pay any stockholders that owned shares of our common stock prior to our initial public offering, officers or directors (referred to in this Annual Report on Form 10-K as our “founders”), or any entity with which they are affiliated, any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our founders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity in connection with any business combination other than any compensation or fees to be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

In evaluating prospective acquisition candidates, our management will likely consider, among other factors, the following:

•	financial condition and results of operation;
•	historical revenue growth;
•	growth potential;
•	earnings before interest, taxes, depreciation and amortization charges;
•	consistent operating margins:
•	experience and skill of management and availability of additional personnel;
•	nature of the customers and contracts;
•	stability and continuity in customer relationships;
•	backlog of orders for services;
•	capital requirements;
•	competitive position;
•	barriers to entry into other industries;
•	stage of development of the services, processes or products;
•	degree of current or potential market acceptance of the services, processes or products;
•	proprietary features and degree of intellectual property or other protection of the services, processes or products;
•	regulatory environment of the industry;
•	potential growth in government spending in the segment in which the target company operates; and
•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination with an operating business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating prospective target businesses, we intend to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate target businesses and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of prospective target businesses with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. Additionally, our founders, directors, officers, and any entity with which they are affiliated, will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

In addition, the terms of sales of target businesses may require a prospective bidder to provide earnest money or a deposit at the time of signing a definitive acquisition agreement or to expend funds prior to closing in excess of those amounts allocated for such purposes. As a result of the terms of the trust arrangements for the trust account funds, the trust account funds are not available for any such earnest money or deposit. Accordingly, unless we could obtain such funds from another source, we would not be able to select any target business that would require earnest money or a deposit, or the expenditure of transaction expenses prior to closing in excess of amounts allocated for such purposes.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value or if a conflict of interest exists with respect to such determination, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. However, we are not required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the business.

In connection with the vote required for our initial business combination, all of our founders, including all of our officers and directors, have agreed to vote all of their shares of common stock (whenever acquired) in accordance with the majority of the shares of common stock voted by stockholders that purchased their shares in our initial public offering or subsequently in the open market (referred to in this Annual Report on Form 10-K as “public stockholders”). We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in this offering exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our founders will not have this right because they have agreed to vote their stock (whenever acquired) in accordance with the majority of the shares of common stock voted by the public stockholders. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination, and net of taxes payable), divided by the number of shares sold in our initial public offering. As of December 31, 2005, the per-share conversion price was approximately $5.60 ($5.62 less $0.02 per share which is accrued for taxes), or $0.40 less than the price ($6.00 per unit) that we sold each unit for in our initial public offering. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders who are entitled to convert their shares and who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account will retain the right to exercise the warrants they received as part of the units. We will not complete any business combination if public stockholders owning 20% or more of the shares sold in our initial public offering both vote against a business combination and exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination by April 25, 2007, or October 25, 2007 if we enter into a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to April 25, 2007, but are unable to complete such business combination by such date, we will be dissolved and will distribute to all of our public stockholders, and to any of our founders with respect to any shares of common stock which they purchased in or following our initial public offering, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable), plus any remaining net assets. Our founders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination solely with respect to the shares of common stock owned by them immediately prior to our initial public offering. There will be no distribution from the trust account with respect to our warrants.

As of December 31, 2005, and assuming we had expended all of the available funds, the per share liquidation price was approximately $5.60 ($5.62 less $0.02 per share which is accrued for taxes), or $0.40 less than the price ($6.00 per unit) that we sold each unit for in our initial public offering. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.60, plus interest (net of taxes payable), due to claims of creditors. Joel R. Jacks and Peter M. Schulte have agreed pursuant to an agreement with us and CRT Capital Group LLC that, if we liquidate prior to the consummation of a business combination, they may be personally liable to ensure that the proceeds of the trust account are not reduced by the claims of vendors or other entities that are owed money by us for services rendered or products sold to us or the claims of prospective target businesses. We cannot assure you, however, that they will be able to satisfy those obligations.

If we enter into a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to April 25, 2007, but are unable to complete the business combination by such date, then we will have until October 25, 2007 in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by October 25, 2007, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders and to our founders with respect to any shares of our common stock which they purchased in or following our initial public offering. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable deadline.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if a public stockholder seeks to convert his respective shares into cash upon a business combination which the public stockholder voted against and which is actually completed by us. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account.

Competition

In identifying, evaluating and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of target businesses. Further:

•      our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•      our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•      our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target businesses. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

We currently have three officers, each of whom is also a member of our board of directors. We have no other employees. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1.A. Risk Factors.

In addition to other information included in this Annual Report on Form 10-K, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the federal services and defense industries. We will not generate any revenues (other than interest income on the trust account funds) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of our net assets at the time of acquisition by April 25, 2007 (or by October 25, 2007 if a letter of intent, agreement in principle or a definitive agreement has been executed by April 25, 2007 and the business combination relating thereto has not yet been consummated by such date). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation for a business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Between August 1, 2003 and March 13, 2006, based upon publicly available information, approximately 48 similarly structured “blank check” companies completed initial public offerings. Of these companies, six companies have consummated a business combination, while ten other companies have announced they have entered into a letter of intent or a definitive agreement for a business combination, but have not consummated such business combination. Accordingly, as of March 13, 2006, there are approximately 32 “blank check” companies with approximately $2.1 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, as of March 13, 2006, there were approximately 36 additional offerings for “blank check” companies that were still in the registration process but had not completed initial public offerings and there are likely to be more “blank check” companies filing registration statements for initial public offerings after March 13, 2006 and prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose or have a very broad definition of the industry they will target. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, because only 16 of such companies have either consummated a business combination or entered into a letter of intent or a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held “blank check” companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $6.00 per share upon distribution of the trust account, and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation value will be less than $6.00 (the price per unit that we sold each unit for in our initial public offering) because of the expenses related to our public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, the warrants will expire worthless if we liquidate before the completion of a business combination.

You will not be entitled to protections normally afforded to investors of “blank check” companies under federal securities laws.

Since the net proceeds of our public offering are intended to be used to complete a business combination with an operating business that has not been identified, we may be deemed to be a “blank check” company under the federal securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K with the SEC, including an audited balance sheet demonstrating this fact, we believe that we are exempt from rules, such as rule 419 under the Securities Act of 1933, as amended, promulgated by the Securities and Exchange Commission, to protect investors of “blank check” companies. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we do not believe we are subject to Rule 419, our units were immediately tradeable, and we have a longer period of time within which to complete a business combination in certain circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be reduced.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be reduced due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Joel R. Jacks, our chairman and chief executive officer, and Peter M. Schulte, our president, chief financial officer and secretary, may be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us or claims of prospective target businesses. However, we cannot assure you that they will be able to satisfy those obligations.

Since we have not entered into a binding agreement with any prospective target businesses with which to complete a business combination, public shareholders are unable to currently ascertain the merits or risks of any particular target business’ operations.

Since we have not entered into a binding agreement with any prospective target businesses, public shareholders have no current basis to evaluate the possible merits or risks of any particular target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of such entity. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence.

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

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. For example, Joel R. Jacks, our chairman and chief executive officer, and Peter M. Schulte, our president, chief financial officer and secretary, have preexisting fiduciary obligations that arise as a result of their affiliations with the private equity funds for which they act as principals and their directorships with those funds’ portfolio companies. In addition, Dr. Edward H. Bersoff, our vice-chairman, and Arthur L. Money, our non-executive director, serve on the boards of various companies in the federal services and defense industries. Due to these existing affiliations, our officers and directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

Because all of our directors own shares of our securities that will not participate in liquidation distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our directors own stock in our company, but have, solely with respect to those shares of common stock acquired by them prior to our initial public offering, waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Additionally, Joel R. Jacks, Peter M. Schulte, Dr. Edward H. Bersoff and FSAC Partners, LLC purchased warrants in the public marketplace following our initial public offering. None of our executive directors or any of their affiliates is precluded from acquiring additional warrants in the aftermarket if any of them so chooses. All of the shares of common stock owned by our directors immediately prior to our public offering and any warrants owned by our directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

The net proceeds from our initial public offering have provided us with approximately $119,169,000, which we may use to complete our initial business combination. Our initial business combination must be with an operating business with a fair market value of at least 80% of our net assets at the time of such business combination. It is probable that the company we acquire in our initial business combination will have only a limited number of services or products. The resulting lack of diversification:

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

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success will be entirely dependent upon the performance of the initial target business we acquire and such target business may not be successful.

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

As of October 25, 2005, we reserved approximately $1,989,000 from the proceeds of our initial public offering to cover our operating expenses for at least 24 months following the date we consummated our initial public offering, and to cover the expenses incurred in connection with a business combination. This amount is based on management’s estimates of the costs needed to fund our operations for such period and consummate a business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our management or our founders or from third parties. We may not be able to obtain additional financing and our existing stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing when needed to consummate a particular business combination, we would be compelled to restructure or abandon that particular business combination or seek alternate target businesses, and eventually may be forced to liquidate prior to consummating a business combination. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

Our founders control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our founders collectively own 20% of our issued and outstanding shares of common stock as of March 15, 2006. Additionally, as of March 15, 2006, four of our founders, Joel R. Jacks, Peter M. Schulte, Dr. Edward H. Bersoff and FSAC Partners, LLC, collectively owned 3,699,528 warrants, or 8.8% of our outstanding warrants.

Furthermore, our founders are not precluded from purchasing additional warrants or shares of common stock in the aftermarket. Any exercise of these warrants by our founders would substantially increase their relative percentage ownership in us.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our founders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founders will continue to exert control at least until the consummation of a business combination. In addition, our founders and their affiliates and relatives are not prohibited from purchasing units or shares in the aftermarket, and have full voting rights with respect to any shares of common stock they may acquire in such market transactions. If they do, we cannot assure you that our founders will not have considerable influence upon the vote on a business combination.

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

If our founders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our founders are entitled to demand that we register the resale of their shares of common stock in certain circumstances. If our founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 5,250,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading price of our common stock.

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

We do not believe that our principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in the trust account may only be invested by the trust agent in “government securities” with specific maturity dates or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the Investment Company Act of 1940, compliance with these additional regulatory burdens would require additional expense that we have not provided for.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in our best interest.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement by us. Additionally, there is no limit on the out-of-pocket expenses that could be incurred by our directors and there will be no review of the reasonableness of the expenses we reimburse by anyone other than our board of directors, which would include persons who may seek reimbursement or a court of competent jurisdiction if such reimbursements are challenged. To the extent such out-of-pocket expenses exceed the available funds, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by our stockholders.

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

Because our target company may derive a significant portion of its revenues from contracts with the federal government or its agencies, we believe that the success and development of the target company’s business will depend on its successful participation in the federal contract program. Changes in the federal government budgetary priorities could directly affect the target company’s financial performance. Government expenditures tend to fluctuate based on a variety of political, economic and social factors. A significant decline in government expenditures, or a shift of expenditures away from programs our target company supports, or a change in federal government contracting policies causing its agencies to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not enter into new contracts, could adversely affect our target company’s business, prospects, financial condition or operating results. Moreover, although contracts with governmental agencies often contemplate that the services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. Significant reductions in these appropriations by Congress or the failure by Congress to pass a budget resolution in a timely manner could have a material adverse effect on our target company’s business.

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

The federal government may reform its procurement practices or adopt new contracting rules and regulations, including cost-accounting standards, that could be costly to satisfy or that could impair our target company’s ability to obtain new contracts. It also could adopt new contracting methods for General Services Administration, or GSA, or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the federal government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the federal government may obtain from private contractors. These changes could impair our target company’s ability to obtain new contracts. Any new contracting methods could be costly or administratively difficult for our target company to implement and, as a result, could harm its operating results.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 900 Third Avenue, 33rd Floor, New York, New York 10022-4775. The cost of this space is included in the $7,500 per month fee CM Equity Management, L.P. charges us for general and administrative service pursuant to a letter agreement between us and CM Equity Management, L.P. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3. Legal Proceedings.

There are no material legal proceedings pending against us.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our units, common stock and warrants are traded on the Over-The-Counter Bulletin Board under the symbols FDSAU, FDSA and FDSAW, respectively. Each of our units consists of one share of our common stock and two redeemable common stock purchase warrants. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the period indicated. The units commenced public trading on October 19, 2005 and the common stock and warrants commenced public trading on December 5, 2005. The quotations listed below reflect interdealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. Prior to October 19, 2005, there was no established public trading market for our units. Prior to December 5, 2005, there was no established public trading market for our common stock or warrants.

	Units		Common Stock		Warrants
Quarter ended	High	Low	High	Low	High	Low

December 31, 2005	$6.28	$5.90	$5.34	$5.25	$0.47	$0.32

Holders of Common Equity

As of March 22, 2006, there were one (1) record holder of our units, six (6) record holders of our common stock and one (1) record holder of our warrants.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On April 27, 2005, we sold the following shares of common stock without registration under the Securities Act:

Stockholders	Number of Shares
Joel R. Jacks	2,940,000	*
Peter M. Schulte	2,940,000	*
Dr. Edward H. Bersoff	525,000
Arthur L. Money	52,500
FSAC Partners, LLC	1,207,500

* Includes 1,207,500 shares held by FSAC Partners, LLC over which Messrs. Jacks and Schulte have shared voting and dispositive power. The member of FSAC Partners, LLC include Joel R. Jacks, Peter M. Schulte, Dr. Edward H. Bersoff and employees and affiliates of CM Equity Partners who may assist the Company in finding and evaluating a business combination. They will not receive any compensation for such services.

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in the Section 4(2) of the Securities Act of 1933 as they were sold to sophisticated, wealthy individuals or entities. The shares were issued for an aggregate offering price of $6,000, at an average purchase price of approximately $0.001 per share. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds from our Initial Public Offering

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-124638), and which relates to the initial public offering of our units, was October 19, 2005. Each unit consists of one share of common stock, $.0001 par value per share, and two warrants, each to purchase one share of common stock. Pursuant to our registration we also registered common stock and warrants. Each warrant is exercisable for one share of common stock. A total of 24,150,000 units, including 3,150,000 units to cover any over-allotments, were registered at a proposed maximum aggregate offering price of $144,900,000.

The offering was consummated and terminated on October 25, 2005. The managing underwriter for the offering was CRT Capital Group LLC. A total of 21,000,000 units were sold in the offering for an aggregate offering price of $126,000,000. Each of our units became separable into its constituent parts of common stock and warrants on December 5, 2005.

Our use of net proceeds from our initial public offering are as set forth in the following table:

Gross proceeds	$126,000,000
Offering expenses(1)
Underwriting discount (5% of gross proceeds)	6,300,000
Legal fees and expenses (including blue sky services and expenses)	298,875
Miscellaneous expenses(2)	67,334
Printing and engraving expenses	45,567
Accounting fees and expenses	35,000
SEC registration fee	45,479
NASD registration fee	39,140

Net proceeds
Held in trust	117,180,000
Not held in trust	1,988,605

Total net proceeds	$119,168,605

(1) A portion of the offering expenses were paid from the funds we received from Joel R. Jacks and Peter M. Schulte. These funds have been repaid out of the proceeds of our initial public offering.

(2) Miscellaneous expenses include the reimbursement of our founders for out-of-pocket expenses incurred in connection with the offering.

$117,180,000 of net proceeds were placed in a trust account, which has been invested in government securities, at JPMorgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee. These proceeds will not be released from the trust account until the earlier of the completion of a business combination or our liquidation. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time.

We have agreed to pay CM Equity Management, L.P., an affiliate of Messrs. Jacks and Schulte, a monthly fee of $7,500 for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York, New York metropolitan area, that the fee charged by CM Equity Management, L.P. is at least as favorable as we could have obtained from an unaffiliated third party.

On October 25, 2005, we used $154,000 of our net proceeds from the public offering to repay the notes payable to two of our founders, Messrs. Jacks and Schulte. The loans were repaid in full, without interest, and cancelled.

Item 6. Selected Financial Data.

The following is a summary of selected financial data of the Company for the period from April 12, 2005, (inception) to December 31, 2005, which should be read in conjunction with our financial statements and the notes thereto:

SELECTED FINANCIAL DATA

Income statement data

		For the period from April 12, 2005 (date of inception) through December 31, 2005
	Operating costs	$(133,161)
	Interest income	819,167

	Income before provision for taxes	686,006
Provision for income taxes	—current	(333,000)
	—deferred	18,915

	Net income	$371,921
	Interest income attributable to common stock subject to possible conversion (net of taxes of $64,000)	(97,996)

	Net income allocable to common stockholders not subject to possible conversion	$273,925

	Weighted average number of shares outstanding
	—basic	10,599,810

	—diluted	11,050,752

	Net income per share
	—basic	$.04

	—diluted	$.03

	Weighted average number of shares outstanding exclusive of shares subject to possible redemption
	—basic	9,530,382

	—diluted	9,891,181

	Net income per share not subject to possible redemption
	—basic	$.03

	—diluted	$.03

Balance sheet data

December 31, 2005
Cash and cash equivalents	$1,855,394

Investments held in trust (including interest receivable of $39,444) and cash held in trust	117,990,384
Other Assets	106,751

Total Assets	$119,952,529

Total liabilities	$406,003
Common stock subject to possible redemption (including interest income)	23,522,278
Total stockholders’ equity	96,024,248

Total Liabilities and Stockholders’ equity	$119,952,529

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

We are a “blank check” company organized under the laws of the State of Delaware on April 12, 2005 and were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the federal services and defense industries. We intend to use the trust account funds, together with any additional financing arrangements that we undertake, to effect a business combination.

We have neither engaged in any operations nor generated any revenues nor incurred any debt or expenses during the period ended December 31, 2005, other than in connection with our public offering and, thereafter, certain legal and other expenses related to pursuing acquisitions of target businesses. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate target businesses for a business combination.

Our net proceeds from the sale of our units, after deducting offering expenses of approximately $531,000 and underwriting discounts of $6,300,000, were approximately $119,169,000. Of this amount, $117,180,000, was placed in trust and the remaining $1,989,000 was not placed in trust. We will use substantially all of the net proceeds of our offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Since our inception and until December 31, 2005, we have incurred the following expenses:

•                  $10,535 for legal, accounting, travel and other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination;

•                  $18,145 for administrative services and support ($7,500 per month);

•                  $25,827 of expenses for legal and accounting fees relating to our SEC reporting obligations;

•                  $46,244 for franchise and capital taxes;

•                  $17,233 for director and officer liability insurance premiums; and

•                  $15,177 for miscellaneous expenses and reserves.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fundraising simultaneously with the consummation of a business combination.

On October 25, 2005, we used $154,000 of our general working capital to repay the notes payable to our initial stockholders, Mr. Jacks and Mr. Schulte. The loans were repaid in full, without interest, and cancelled.

On October 25, 2005, we used $85,000 of our general working capital to pay premiums associated with our directors and officers’ liability insurance, of which, $67,767 of this amount represents the prepaid portion for the cost of such insurance for 2006.

We have agreed to pay, through the date of our acquisition of a target business, CM Equity Management, L.P., an affiliate of Messrs. Jacks and Schulte, $7,500 per month for office space and certain office and secretarial services.

As of December 31, 2005, approximately $117,990,384, including interest receivable of $39,444, was held in trust and we had approximately $1,855,000 of the available funds remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account, we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The available funds which are not immediately required to pay our expenses have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less. Given our limited risk in our exposure to U.S. Treasury Bills, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d – 15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d – 15(f) of the Securities Exchange Act of 1934, as amended) in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our current directors and executive officers are as follows:

Name	Age	Position

Joel R. Jacks	58	Chairman of the Board, Chief Executive Officer and Director
Peter M. Schulte	48	President, Chief Financial Officer, Secretary and Director
Dr. Edward H. Bersoff	63	Vice-Chairman and Director
Arthur L. Money	66	Director

Joel R. Jacks, who has served as our chairman and chief executive officer since inception and a Director since April 20, 2005, has over 30 years of experience in private equity investing, mergers and acquisitions and managing and operating companies in a wide variety of industries. In 1996, Mr. Jacks together with Peter M. Schulte co-founded CMLS Management, L.P. and in 2000 they co-founded CM Equity Management, L.P. Mr. Jacks serves as a managing partner of each of these CM Equity Management, L.P. entities. CM Equity Management, L.P. manages private equity funds which make investments in middle-market companies, and specializes in investing in companies which serve the federal government. CM Equity Management, L.P. is affiliated with Carl Marks and Co. Inc., a privately-owned merchant banking firm, since 1996. From 1992 to 1996, Mr. Jacks co-founded and managed Carl Marks Consulting Group Co., the predecessor of Carl Marks Advisory Group, LLC, a consulting company that is affiliated with Carl Marks & Co., Inc. Neither Carl Marks & Co. Inc. nor any of its shareholders, directors or officers owns any interest in us. From 1988 to 1992, Mr. Jacks was involved in interim management and profit improvement programs for under-performing companies as a private consultant. From 1984 to 1988, Mr. Jacks served as chief financial officer, was responsible for information technology and subsequently was chief executive officer of USSCO (affiliated with ADT, Ltd.), a distributor of security alarm and CCTV equipment throughout the U.S. and Puerto Rico. From 1976 to 1983, Mr. Jacks worked for The Penn Central Corporation as Director of Financial Planning and Information Technology Director, where he was involved with the restructuring of Penn Central’s public securities, and was later assigned to the New York City Partnership to assist the NYC Transportation Authority as the Information Technology vice president. Prior to 1976, Mr. Jacks was a management consultant for Deloitte Haskins & Sells.

Mr. Jacks is a director of several portfolio companies of CM Equity Partners, which are managed by CM Equity Management, L.P. or CMLS Management, L.P., including ICF Consulting Group, Inc., a management, technology and policy consulting firm in the areas of defense, homeland security, energy, environment, social programs, and transportation serving the Department of Defense, U.S. Department of

Homeland Security, U.S. civil agencies and the commercial sector; 3001, Inc., a geospatial data analysis firm serving various national security and civil agencies of the federal government; Falcon Communications, Inc., a global provider of mobile and fixed satellite communications services to commercial, U.S. and international government clients, as well as emergency response, crisis management and humanitarian organizations; Echo Bridge Entertainment, LLC; Evans Consoles Inc., a Canadian company that consummated a court-ordered reorganization in 2004 by which all of its assets were transferred to its creditors; Martin Designs, Inc. and Devon Publishing Group. Mr. Jacks was previously a director of Resource Consultants, Inc., a technical services and program management firm serving the Department of Defense and federal civil agencies; Examination Management Services, Inc. (EMSI), which, subsequent to Mr. Jacks’ serving as Chairman of the Board, underwent a voluntary restructuring in January 2005 resulting in the senior lenders and certain members of management owning all of the equity in EMSI’s business and, consequently, CM Equity Partners losing its investment in EMSI; Kronos Products, Inc.; Central Foodservice Co. and a member of the executive committee of Missota Paper Holding LLC, a company whose assets were sold in 2004 to an unaffiliated third party at a loss. From January 2000 to April 2003, Mr. Jacks was chairman of Beta Brands Incorporated, a Canadian manufacturer, exporter and marketer of quality confectionery and baked goods products. In May 2003, following default by Beta Brands in the repayment of its secured indebtedness, a Canadian court approved a consensual foreclosure by which the secured lenders acquired all of the assets of Beta Brands. As a consequence of the foreclosure, CM Equity Partners lost its equity investment in Beta Brands.

Mr. Jacks received a Bachelor of Commerce degree from the University of Cape Town and an MBA from the Wharton School, University of Pennsylvania.

Peter M. Schulte, who has served as our president and secretary since inception, as chief financial officer since November 8, 2005 and as a Director since April 20, 2005, has over 20 years of experience in private equity investing and mergers and acquisitions. In 1996, Mr. Schulte together with Mr. Jacks co-founded CMLS Management, L.P., and in 2000 they co-founded CM Equity Management, L.P. Mr. Schulte serves as a managing partner of each of these CM Equity Management, L.P. entities. From 1992 to 1996, Mr. Schulte co-founded and co-managed a private equity investment partnership that was associated with Carl Marks & Co., Inc. and that focused on private equity investments and acquisitions of middle-market companies. From 1990 to 1992, Mr. Schulte was a member of the buyout group at Arnhold and S. Bleichroeder, Inc. From 1983 to 1990, Mr. Schulte was a vice president of Salomon Brothers Inc. Prior to graduate school, Mr. Schulte was employed at IBM in its Data Processing Division (DPD) focused on the financial services sector.

Mr. Schulte is a director of several portfolio companies of CM Equity Partners, which are managed by CM Equity Management, L.P. or CMLS Management, L.P., including ICF Consulting Group, Inc.; 3001, Inc.; Falcon Communications, Inc.; and Echo Bridge Entertainment, LLC. Mr. Schulte was previously a director of Resource Consultants, Inc.; AverStar, Inc., a provider of information technology services and software products for the mission-critical systems of federal, civil and defense agencies and to large commercial companies, which was managed by the private equity investment partnership co-managed by Mr. Schulte from 1992 to 1996; Evans Consoles, Inc., a Canadian company that consummated a court-ordered reorganization in 2004 by which all of its assets were transferred to its creditors; Kronos Products, Inc.; Central Foodservice Co.; and as a member of the executive committee of Missota Paper Holding LLC, a company whose assets were sold in 2004 to an unaffiliated third party at a loss. Subsequent to the Canadian court-approved foreclosure of the assets of Beta Brands Incorporated and until its dissolution, Mr. Schulte was a director of Beta Brands Incorporated.

Mr. Schulte received a BA in Government from Harvard College and a Masters in Public and Private Management from the Yale School of Management.

Dr. Edward H. Bersoff has served as our vice-chairman and Director since April 27, 2005. Dr. Bersoff is the chairman and founder of Greenwich Associates, a business advisory firm located in Northern Virginia which was formed in 2003. From November 2002 to June 2003, he was managing director of Quarterdeck Investment Partners, LLC, an investment banking firm, and chairman of Re-route

Corporation, a company that offers email forwarding and address correction services. From February 1982 until November 2001, Dr. Bersoff was chairman, president and chief executive officer of BTG, Inc., an information technology firm he founded in 1982. Under Dr. Bersoff’s leadership, BTG, Inc. completed six acquisitions in the federal services industry. In November 2001 BTG, Inc. was acquired by The Titan Corporation, a NYSE listed company. Dr. Bersoff served as a director of Titan from February 2002 until August 2005 when Titan was sold to L-3 Corporation. Dr. Bersoff serves on the boards of EFJ, Inc., a manufacturer of wireless communications products and systems primarily for public service and government customers, and Fargo Electronics, Inc., a manufacturer of identity card issuance systems, materials and software for government and corporate applications, which are both public companies, and a number of private companies, including 3001, Inc. and ICF Consulting, Inc., each of which are portfolio companies of CM Equity Management, L.P.

Dr. Bersoff holds A.B., M.S. and Ph.D. degrees in mathematics from New York University and is a graduate of the Harvard Business School’s Owner/President Management Program. Previously, as an officer in the U.S. Army, he was assigned to the NASA Electronics Research Center in Cambridge, Massachusetts.

Dr. Bersoff is the Rector of the Board of Visitors of Virginia Commonwealth University, a Trustee of the VCU Medical Center, and a Trustee of New York University. He also serves as a Trustee of the Inova Health System.

Arthur L. Money has served as a Director since April 27, 2005. Mr. Money served as Assistant Secretary of Defense (ASD) for Command, Control, Communications and Intelligence from 1998 to 2001. Mr. Money also served as the Department of Defense Chief of Information from 1998 to 2001 and as the Senior Civilian Officer, Office of the ASD from 1998 to 1999. Mr. Money served as Assistant Secretary of the Air Force for Research, Development and Acquisition, and as Chief Information Officer for the Air Force from 1996 to 1998. Prior to that, Mr. Money was Vice President and Deputy General Manager of TRW’s Avionics and Surveillance Group and held various positions with ESL Inc. (a subsidiary of TRW) from 1990 to 1994.

Mr. Money is a director of the following public companies: CACI International Inc, Silicon Graphics, Inc., SafeNet, Inc., Essex Corporation, Intelli-Check, Inc., Terremark Worldwide, Inc., Intevac, Inc. and SteelCloud, Inc. Mr. Money also serves on the boards of directors of various private companies. Mr. Money serves on the advisory boards of several companies in the federal services and defense industries.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Dr. Edward H. Bersoff will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Joel R. Jacks and Arthur L. Money will expire at the second annual meeting. The term of office of the third class of directors, consisting of Peter M. Schulte, will expire at the third annual meeting.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect a business combination. However, we cannot assure you that they will, in fact, be able to do so.

Audit Committee

On November 8, 2005, our board of directors established an Audit Committee. The Audit Committee was established to provide assistance to the board of directors in fulfilling its oversight responsibility to the stockholders, potential stockholders, the investment community, and others relating to our financial statements and the financial reporting process, our systems of internal accounting and financial controls, the internal audit function, the annual independent audit of our financial statements and report on internal control over financial reporting, and the legal compliance and ethics programs as established by management and our board of directors. In so doing, it is the responsibility of the Audit Committee to maintain free and open communication among the Audit Committee, our independent registered public accounting firm, and our management. In discharging its oversight role, the Audit Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities, and personnel and has the power to retain outside counsel or other experts for this purpose. Notwithstanding the foregoing, the Audit Committee is not responsible for conducting audits, preparing financial statements, or assuring the accuracy of financial statements or filings, all of which is the responsibility of our management and the independent registered public accounting firm. Dr. Edward H. Bersoff and Mr. Arthur L. Money comprise the Audit Committee, of which Dr. Bersoff is the Chairman.

The Company’s board of directors has not determined whether any of the members of the Audit Committee of the board of directors meets the definition of “audit committee financial expert” as defined in the rules adopted by the Securities and Exchange Commission because we currently are not an operating company and, therefore, have not sought out a person with such qualifications to add to our board of directors. The Audit Committee did not meet during the fiscal year ended December 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. All of these reports were filed in a timely manner.

Code of Ethics

Our board of directors has adopted a Code of Ethics for our employees, officers and directors, available on our website at www.fedsac.com.

Item 11. Executive Compensation.

No executive officer or director has received any cash compensation for services rendered. We will not pay any finders or consulting fees to our founders, or any of their respective affiliates, for services rendered to or in connection with the consummation of the business combination. However, our founders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses or fees by anyone other than our board of directors, which includes persons who may be entitled to reimbursement or a court of competent jurisdiction if such expenses are challenged. If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement or monitoring our compliance with the terms of this offering. In addition, because the role of our current management and directors subsequent to a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to our current management and directors after a business combination. We have agreed to pay CM Equity Management, L.P., an affiliate of Messrs. Jacks and Schulte, a monthly fee of $7,500 for general and administrative services including office space, utilities and secretarial support.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2006, by each of our officers and directors, all of our officers and directors as a group, and each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock

Joel R. Jacks(2) (3)	2,940,000	11.2%
Peter M. Schulte(2) (4)	2,940,000	11.2%
Dr. Edward H. Bersoff (5)	525,000	2.0%
Arthur L. Money	52,500	*
FSAC Partners, L.P.	1,207,500	4.6%
All directors and executive officers as a group(5 individuals)	5,250,000	20.0%
Sapling, LLC/ Fir Tree Recovery Master Fund LP (6) 535 Fifth Avenue, 31st Floor New York, New York 10017	2,500,000	9.5%
Scion Capital, LLC/ Scion Qualified Value Fund (7) 20400 Stevens Creek Blvd. Suite 804 Cupertino, California 95014	2,500,000	9.5%

* Less than 1% of shares of our common stock outstanding.

(1)	Unless otherwise indicated, the business address of each of the above is 900 Third Avenue, 33rd Floor, New York, New York 10022-4775.
(2)

Includes 1,207,500 shares held by FSAC Partners, LLC over which Messrs. Jacks and Schulte have shared voting and dispositive power. The members of FSAC Partners, LLC include Joel R. Jacks, Peter M. Schulte, Dr. Edward H. Bersoff and employees and affiliates of CM Equity Partners who may assist the Company in finding and evaluating a business combination. They will not receive any compensation for such services.

(3)

Does not include 803,184 shares of common stock issueable upon the exercise of warrants held by Mr. Jacks, which warrants are exercisable upon the later of the completion of a business combination or October 19, 2006. Does not include 1,849,764 shares of common stock issuable upon the exercise of warrants held by FSAC Partners, LLC, which warrants are exercisable upon the later of the completion of a business combination or October 19, 2006.

(4)

Does not include 803,184 shares of common stock issueable upon the exercise of warrants held by Mr. Schulte, which warrants are exercisable upon the later of the completion of a business combination or October 19, 2006. Does not include 1,849,764 shares of common stock issuable upon the exercise of warrants held by FSAC Partners, LLC, which warrants are exercisable upon the later of the completion of a business combination or October 19, 2006.

(5)

Does not include any shares or warrants held by FSAC Partners, LLC, of which Dr. Bersoff is a member. Dr. Bersoff does not currently have voting or dispositive power as to any shares or warrants held by FSAC Partners, LLC. Does not include 243,396 shares of common stock issueable upon the exercise of warrants held by Dr. Bersoff, which warrants are exercisable upon the later of the completion of a business combination or October 19, 2006.

(6)	As reported in a Schedule 13G dated October 31, 2005, and filed with the SEC on October 31, 2005.
(7)	As reported in a Schedule 13G dated October 25, 2005, and filed with the SEC on October 25, 2005.

Item 13. Certain Relationships and Related Transactions.

On April 20, 2005, we issued an aggregate of 100 shares to Joel R. Jacks and Peter M. Schulte and, on April 27, 2005, we issued 5,249,900 shares of our common stock to the individuals set forth below as follows:

Name	Number of Shares	Relationship to ISE

Joel R. Jacks	1,732,450	Chairman of the Board, Chief Executive Officer and Director
Peter M. Schulte	1,732,450	President, Chief Financial Officer, Secretary and Director
Dr. Edward H. Bersoff	525,000	Vice-Chairman and Director
Arthur L. Money	52,500	Director
FSAC Partners, LP	1,207,500	Stockholder

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in the Section 4(2) of the Securities Act of 1933 as they were sold to sophisticated, wealthy individuals or entities. The shares were issued for an aggregate offering price of $6,000, at an average purchase price of approximately $0.001 per share. No underwriting discounts or commissions were paid with respect to such sales.

The holders of the majority of these shares will be entitled to make up to two demands that FSAC register these shares pursuant to a registration rights agreement previously entered into. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before October 19, 2008. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

On October 25, 2005, we used $154,000 of our net proceeds from the public offering to repay the notes payable to our initial stockholders, Mr. Jacks and Mr. Schulte. The loans were repaid in full, without interest, and cancelled.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be, or are, on terms believed by us to be no less favorable than are available from unaffiliated third parties, and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board of directors who do not have an interest in the transaction, in either case who had access, at our expense, to independent legal counsel.

Item 14. Principal Accountant Fees and Services.

The fees billed by Eisner LLP for services rendered to us in 2005 were as follows (we did not pay any fees to Eisner LLP for services that fall under the categories “Audit-Related Fees,” “Tax Fees” or “All Other Fees”, as such categories are defined in the rules promulgated by the Securities and Exchange Commission):

Audit Fees

Fees incurred in connection with our initial public offering, the review of our quarterly financial statements, and services provided in connection with the our statutory and regulatory filings in respect of year ended December 31, 2005 were in the amount of $39,000.

Pre-Approval of Fees

All the services and fees described above were approved by our full board of directors which considered whether the provision of non-audit related services was compatible with maintaining the independence of Eisner LLP. Commencing on November 8, 2005, the Audit Committee of the Board of Directors was granted the authority to pre-approve all auditing services and all non-audit services (including the fees and terms thereof) to be performed by the independent auditors. The Audit Committee may delegate to the Audit Committee Chairman the authority to grant pre-approvals for audit and permitted non-audit services to be performed for us by the independent auditor, provided that decisions of such member to grant pre-approvals shall be presented to the full Audit Committee at its next regularly scheduled meeting. Substantially all hours expended on the independent registered public accounting firm’s engagement to audit the Company’s financial statement for the year ended December 31, 2005, were attributed to work performed by persons that were full-time, permanent employees of the independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     The following documents are filed as a part of this Report:

1.       Financial Statements:

Index to Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm

Balance sheet as of December 31, 2005

Statement of operations for the period from April 12, 2005 (date of inception) through December 31, 2005

Statement of changes in stockholders’ equity for the period from April 12, 2005 (date of inception) through December 31, 2005

Statement of cash flows for the period from April 12, 2005 (date of inception) through December 31, 2005

Notes to Financial Statements

2.      Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.     Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation**
3.2	By-laws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company**
10.1	Letter Agreement between the Company and Joel R. Jacks**
10.2	Letter Agreement between the Company and Peter M. Schulte**
10.3	Letter Agreement between the Company and Dr. Edward H. Bersoff**
10.4	Letter Agreement between the Company and Arthur L. Money**
10.5	Letter Agreement between the Company and FSAC Partners, LLC**
10.6	Letter Agreement between CRT Capital Group LLC and Joel R. Jacks**
10.7	Letter Agreement between CRT Capital Group LLC and Peter M. Schulte**
10.8	Letter Agreement between CRT Capital Group LLC and Dr. Edward H. Bersoff**
10.9	Letter Agreement between CRT Capital Group LLC and Arthur L. Money**
10.10	Letter Agreement between CRT Capital Group LLC and FSAC Partners, LLC**
10.11	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company**
10.14	Registration Rights Agreement among the Company and FSAC Partners, LLC, Joel R. Jacks, Peter M. Schulte, Edward H. Bersoff and Arthur L. Money**
10.15.1	Warrant Purchase Agreement between CRT Capital Group LLC and Joel R. Jacks**
10.15.2	Warrant Purchase Agreement between CRT Capital Group LLC and Peter M. Schulte**
10.15.3	Warrant Purchase Agreement between CRT Capital Group LLC and Dr. Edward H. Bersoff **
10.15.4	Warrant Purchase Agreement between CRT Capital Group LLC and FSAC Partners, LLC **
10.16	Office Service Agreement between the Company and CM Equity Management, L.P.**
10.17	Stock Escrow Agreement between the Company and Continental Stock Transfer & Trust Company**
14	Code of Ethics is available at Company’s website at www.fedsac.com
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended**
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended**
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*      Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 or amendments thereto (File No. 333-124638).

**   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Services Acquisition Corporation

	By:	/s/ Joel R. Jacks
Chairman of the Board and
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Peter M. Schulte
President and
Chief Financial Officer
(Principal financial officer)
Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JOEL R. JACKS	Chairman of the Board and Chief Executive Officer (Principal Executive	March 30, 2006
Joel R. Jacks	Officer)

/s/ PETER M. SCHULTE	President, Chief Financial Officer, Secretary and Director (Principal	March 30, 2006
Peter M. Schulte	Financial Officer)

/s/ EDWARD H. BERSOFF	Vice-Chairman	March 30, 2006
Edward H. Bersoff

/s/ ARTHUR L. MONEY	Director	March 30, 2006
Arthur L. Money

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Federal Services Acquisition Corporation
(a development stage company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Federal Services Acquisition Corporation

We have audited the accompanying balance sheet of Federal Services Acquisition Corporation (a development stage company) as of December 31, 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 12, 2005 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Services Acquisition Corporation as of December 31, 2005, and the results of its operations and its cash flows for the period from April 12, 2005 (date of inception) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.

Eisner LLP

New York, New York

March 23, 2006

Federal Services Acquisition Corporation
(a development stage company)

Balance Sheet

December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$1,855,394
Prepaid expenses	72,122

Total current assets	1,927,516

Short-term investments held in Trust Account (including interest receivable of $39,444) (fair value $117,709,036)	117,709,036
Cash and cash equivalents held in trust fund	281,348

Deferred income tax benefit	34,629

Total assets	$119,952,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$34,289
Income tax payable - current	356,000
Deferred income tax	15,714

Total current liabilities	406,003

Common Stock, subject to possible redemption 4,197,900 shares	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $64,000)	97,996

Total common stock, subject to possible redemption	23,522,278

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS’ EQUITY:
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625
Additional paid-in capital	95,747,698
Income accumulated during the development stage	273,925

Total stockholders’ equity	96,024,248

$119,952,529

See notes to financial statements

Statement of Operations

For the period from April 12, 2005 (date of inception) through December 31, 2005

Expenses:
Operating costs	$133,161
Other income:
Bank interest	8,783
Interest on cash and short term investments held in trust	810,384

Total other income	819,167

Income before provision for taxes	686,006
Provision for income taxes
Current	(333,000)
Deferred	18,915

Net income	371,921
Interest income attributable to common stock subject to possible redemption (net of taxes of $64,000)	(97,996)
Net income allocable to common stockholders not subject to possible redemption	$273,925

Weighted average number of shares outstanding
—basic	10,599,810

—diluted	11,050,752

Net income per share
—basic	$0.04

—diluted	$0.03

Weighted average number of shares outstanding exclusive of shares subject to possible redemption
—basic	9,530,382

—diluted	9,891,181

Net income per share not subject to possible redemption
—basic	$0.03

—diluted	$0.03

See notes to financial statements.

Statement of changes in Stockholders’ Equity
For the period from April 12, 2005 (date of inception) through December 31, 2005

			Additional	Income Accumulated During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance—April 12, 2005 (date of inception)
Initial capital from founding stockholders	5,250,000	$525	$5,475	$—	$6,000
Sale of 21,000,000 units (including 4,197,900 shares of common stock subject to possible redemption), net of underwriters’ discount and offering expenses	21,000,000	2,100	119,166,505	—	119,168,605
Reclassification as a result of 4,197,900 shares of common stock being subject to possible redemption			(23,424,282)		(23,424,282)
Accretion of trust fund relating to common stock subject to possible redemption				(97,996)	(97,996)
Net income for the period	—	—	—	371,921	371,921

Balance—December 31, 2005	26,250,000	$2,625	$95,747,698	$273,925	$96,024,248

See notes to financial statements

Statement of Cash Flows
For the period from April 12, 2005 (date of inception) through December 31, 2005

Cash flows from operating activities:
Net income	$371,921
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(18,915)
Changes in:
Interest receivable	(39,444)
Prepaid expenses	(72,122)
Accrued expenses	34,289
Income taxes payable—current	356,000

Net cash provided by operating activities	631,729

Cash flows from investing activities:
Purchase of U.S. government securities held in Trust fund	(234,848,658)
Maturities of U.S. government securities held in Trust fund	117,179,066
Cash held in Trust Fund	(281,348)

Net cash used in investing activities	(117,950,940)

Cash flows from financing activities:
Proceeds from public offering, net of expenses	119,168,605
Proceeds from notes payable to stockholders	154,000
Repayment of notes to stockholders	(154,000)
Proceeds from sale of common stock to founders	6,000

Net cash provided by financing activities	119,174,605

Net increase in cash and cash equivalents	1,855,394
Cash and cash equivalents—beginning of period	0

Cash and cash equivalents—end of period	$1,855,394

Supplemental Disclosure of noncash activities:
Reclassification of common stock subject to possible redemption	$23,424,282
Accretion of trust fund relating to common stock subject to possible redemption	97,996

See notes to financial statements.

Notes to Financial Statements

December 31, 2005

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on October 19, 2005.  The Company consummated the offering on October 25, 2005 and received net proceeds of $119,169,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the federal services and defense industries (“Business Combination”). Nonetheless, there is no assurance that the Company will be able to successfully effect a Business Combination. As of December 31, 2005, an amount of $117,990,384 including interest receivable of $39,444 of the net proceeds is being held in a trust account (“Trust Account”) and is invested in U.S. government securities, and cash or cash equivalents until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account to the Company’s public stockholders. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders of 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the Founders (defined in the following sentence) to the extent of their stock acquired prior to the Offering. However, the persons who were stockholders prior to the Offering (the “Founders”) will participate in any liquidation distribution with respect to any shares of the common stock acquired in connection with or following the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering as discussed in Note C).

Public stockholders owning less than 20% of the shares sold in the Offering who vote against a business combination and exercise their conversion rights will be entitled to convert their stock into a pro rata share of the Trust Account, including any interest earned on their portion of the Trust Account (net of taxes payable), if the business combination is approved and consummated.  The Founders cannot convert their stock into a pro rata share of the Trust Account under these circumstances, because they have agreed to vote their stock in accordance with the majority of the shares of common stock voted by the public stockholders.  Public stockholders who convert their stock will retain any warrants they hold.

The Founders will be entitled to registration rights pursuant to an agreement signed as a part of the Offering.  The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares.  The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which their shares of common stock are released from escrow (see below).  In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to such date.  The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Upon consummation of the Offering the Founders have placed the shares they owned into an escrow account.  These shares will not be transferable during the escrow period and will not be released from escrow until the earliest of:

•         three years following the date of the Offering,

•         liquidation; or

•         the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the Company consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared.  If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow.  If the Company is unable to effect a business combination and liquidates, none of the Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash deposits in excess of the federally insured limits at December 31, 2005.

[2]   Earnings per common share:

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money warrants and the proceeds thereof were used to purchase treasury shares at the average market price during the period.

[3]    Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

[4]    Fair value of financial instruments:

The carrying amounts of the Company’s financial assets, including cash and cash equivalents and short term investments, approximate fair value because of their short term maturities.

[5]    Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

NOTE C—INITIAL PUBLIC OFFERING

On October 25, 2005 the Company sold 21,000,000 Units (“Units”).  Each Unit consisted of one share of the Company’s common stock, $.0001 par value, and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00.  Each Warrant is exercisable on the later of (a) the completion of a Business Combination or (b) October 19, 2006 and expires October 19, 2009, or earlier upon redemption.  The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the Offering, the Company paid CRT Capital Group LLC an underwriter’s discount of 5% of the gross proceeds of the Offering.

NOTE D—INVESTMENTS HELD IN TRUST

The management of the Company intends to hold till maturity the investments held in the Trust Account which consists principally of short-term Treasury Bills.  These bills are purchased at a discount and the Company accretes the difference between the purchase price and the market price which is considered as interest income.

NOTE E—INCOME TAXES

The provision for income taxes for the period ending December 31, 2005 consists of the following:

Current
Federal	$206,000
State and local	127,000
Deferred tax (benefit)
Federal	(14,733)
State and local	(4,182)

Total	$314,085

Provisions have been made for deferred taxes based on differences between the financial statements and the tax basis of assets and liabilities using currently enacted rates and regulations.

Deferred tax assets and liabilities at December 31, 2005 consist of the following:

Deferred tax assets – start up costs	$34,629
Deferred tax liability – accrued interest receivable	(15,714)

Net deferred tax benefit	$18,915

The Company has recorded a deferred tax asset.  Realization is dependent on acquiring an operating company and the ability to use the deferred tax expenses to offset operating income.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax will be realized through future taxable income.

The provision for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Period from April 12, 2005 (inception) to December 31, 2005

Federal statutory rate	34.0%
State and local income taxes, net of federal income tax benefit	11.8

45.8%

NOTE F—NOTES PAYABLE TO STOCKHOLDERS

The Company issued two $77,000 non-interest bearing unsecured promissory notes to two of the Founders of the Company on April 18, 2005.   The notes where repaid in the accordance with their terms on October 25, 2005 from the proceeds of the Offering.

NOTE G—RELATED PARTY TRANSACTION

The Company has agreed to pay CM Equity Management, L.P., a company where certain of the Founders serve in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from October 19, 2005 through the effective date of the acquisition of a target business. For the period from inception to December 31, 2005, the amount paid to this entity was $18,145.

Two of the Founders have agreed with the Company and the underwriters that if the Company liquidates prior to the consummation of a Business Combination, they may be personally liable to ensure that the proceeds of the trust account are not reduced by the claims of vendors or others entities that are owed money by the Company for services rendered or products sold to the Company or the claims of prospective target businesses.

NOTE H—COMMITMENTS

The Company has a commitment to pay to CRT Capital Group LLC a 2% fee of the gross offering proceeds, or $2,520,000, payable upon the Company’s consummation of a Business Combination.

The Company has engaged CRT Capital Group LLC, the underwriter, on a non-exclusive basis, as their agent for the solicitation of the exercise of the warrants. The Company has agreed to pay CRT Capital Group LLC a commission equal to 2% of the exercise price for each warrant exercised more than one year from October 19, 2005 if the exercise was solicited by CRT Capital Group LLC.

NOTE I—COMMON STOCK RESERVED FOR ISSUANCE

At December 31, 2005, 42,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

NOTE J—FOUNDERS

One or more of the Founders agreed with the Company that during the 40 trading day period beginning 60 days after the end of the “restricted period” under Regulation M, they collectively would spend up to $2,000,000 to purchase warrants in the public marketplace at prices not to exceed $.65 per warrant. They have further agreed that any warrants purchased by them or their affiliates or designees would not be sold or transferred until the completion of a Business Combination. Subsequent to December 31, 2005, 3,699,528 warrants have been purchased by the Founders.