Form 10-Q
period 2006-03-31
Federal Services Acquisition CORP
filed 2006-05-15
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large Accelerated Filer  ☐    Accelerated Filer  ☐      Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of April 30, 2006 was 26,250,000.

Table of Contents

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Balance Sheets as of March 31, 2006 (unaudited) and as of December 31, 2005
Condensed Statements of Operations (unaudited) for the three months ended March 31, 2006 and the period from April 12, 2005 (date of inception) through March 31, 2006
Condensed Statements of Changes in Stockholders’ Equity for the period from April 12, 2005 (date of inception) through December 31, 2005 and (unaudited) for the three months ended March 31, 2006
Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and the period from April 12, 2005 (date of inception) through March 31, 2006
Notes to Unaudited Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to Vote by Securities Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

Federal Services Acquisition Corporation
(a development stage company)
Condensed Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,666,725	$1,855,394
Prepaid expenses	46,808	72,122
Total current assets	1,713,533	1,927,516
Short-term investments held in Trust Account (including interest receivable of $59,921 and $39,444, respectively) (fair value $118,280,141 and $117,709,036, respectively)	118,280,141	117,709,036
Cash and cash equivalents held in trust fund	452,086	281,348
Deferred income tax benefit	296,387	34,629
Total assets	$120,742,147	$119,952,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$425,519	$34,289
Income tax payable—current	427,111	356,000
Deferred income tax	27,036	15,714
Total current liabilities	879,666	406,003
Common Stock, subject to possible redemption 4,197,900 shares	23,424,282	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $170,135 and $64,000, respectively)	227,089	97,996
Total common stock, subject to possible redemption	23,651,371	23,522,278
COMMITMENTS AND CONTINGENCIES (Note I)
STOCKHOLDERS’ EQUITY:
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625	2,625
Additional paid-in capital	95,747,698	95,747,698
Retained earnings accumulated during the development stage	460,787	273,925
Total stockholders’ equity	96,211,110	96,024,248
	$120,742,147	$119,952,529

See notes to condensed financial statements

Federal Services Acquisition Corporation
(a development stage company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months ended March 31, 2006	For the period from April 12, 2005 (date of inception) through March 31, 2006
Expenses:
Operating costs	$610,197	$743,358
Other income:
Bank interest	12,984	21,767
Interest on cash and short term investments held in trust	1,176,728	1,987,112
Total other income	1,189,712	2,008,879
Income before provision for income taxes	579,515	1,265,521
Provision for income taxes:
Current	(513,996)	(846,996)
Deferred	250,436	269,351
Net income	315,955	687,876
Interest income attributable to common stock subject to possible redemption (net of taxes of $106,135 and $170,135 respectively)	(129,093)	(227,089)
Net income allocable to common stockholders not subject to possible redemption	$186,862	$460,787
Weighted average number of shares outstanding
—basic	26,250,000
—diluted	30,343,863
Net income per share
—basic	$0.01
—diluted	$0.01
Weighted average number of shares outstanding exclusive of shares subject to possible redemption
—basic	22,052,100
—diluted	26,145,963
Net income per share not subject to possible redemption
—basic	$0.01
—diluted	$0.01

See notes to condensed financial statements.

Federal Services Acquisition Corporation
(a development stage company)

Condensed Statements of Changes in Stockholders’ Equity
For the period from April 12, 2005 (date of inception) through March 31, 2006

	Common Stock		Additional Paid-In	Income Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance—April 12, 2005 (date of inception)
Initial capital from founding stockholders	5,250,000	$525	$5,475	$	$6,000
Sale of 21,000,000 units (including 4,197,900 shares of common stock subject to possible redemption), net of underwriters’ discount and offering expenses	21,000,000	2,100	119,166,505		119,168,605
Reclassification as a result of 4,197,900 shares of common stock being subject to possible redemption			(23,424,282)		(23,424,282
Accretion of trust fund relating to common stock subject to possible redemption				(97,996)	(97,996)
Net income for the period				371,921	371,921
Balance—December 31, 2005	26,250,000	2,625	95,747,698	273,925	96,024,248
Accretion of trust fund relating to common stock subject to possible redemption				(129,093)	(129,093)
Net income for the period				315,955	315,955
Balance—March 31, 2006 (Unaudited)	26,250,000	$2,625	$95,747,698	$460,787	$96,211,110

See notes to condensed financial statements

Federal Services Acquisition Corporation
(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months ended March 31, 2006	For the period from April 12, 2005 (date of inception) through March 31, 2006
Cash flows from operating activities:
Net income	$315,955	$687,876
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(250,436)	(269,351)
Changes in:
Interest receivable	(20,477)	(59,921)
Prepaid expenses	25,314	(46,808)
Accrued expenses	391,230	425,519
Income taxes payable—current	71,111	427,111

Net cash provided by operating activities	532,697	1,164,426

Cash flows from investing activities:
Purchase of U.S. government securities held in Trust fund	(118,220,220)	(353,068,878)
Maturities of U.S. government securities held in Trust fund	117,669,592	234,848,658
Cash held in Trust Fund	(170,738)	(452,086)

Net cash used in investing activities	(721,366)	(118,672,306)

Cash flows from financing activities:
Proceeds from public offering, net of expenses	0	119,168,605
Proceeds from notes payable to stockholders	0	154,000
Repayment of notes to stockholders	0	(154,000)
Proceeds from sale of common stock to founders	0	6,000

Net cash provided by financing activities	0	119,174,605

Net (decrease) increase in cash and cash equivalents	(188,669)	1,666,725
Cash and cash equivalents—beginning of period	1,855,394	0

Cash and cash equivalents—end of period	$1,666,725	$1,666,725

Supplemental Disclosure:
Cash paid during the period for:
Income taxes	$442,885	$442,885
Non-cash activities:
Reclassification of common stock subject to possible redemption		23,424,282
Accretion of trust fund relating to common stock subject to possible redemption	129,093	227,089

See notes to condensed financial statements.

FEDERAL SERVICES ACQUISITION CORPORATION
(a development stage company)

Notes to Condensed Financial Statements
March 31, 2006

NOTE A—BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Federal Services Acquisition Corporation (the “Company”) and its results of operations and cash flows for the interim period presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Federal Services Acquisition Corporation’s audited financial statements for the period from April 12, 2005 (Date of Inception) to December 31, 2005 included on Form 10-K filed on March 31, 2006. The results of the Company’s operations for the interim period are not necessarily indicative of the operating results for the full year.

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on April 12, 2005. The Company was formed to serve as a vehicle for the acquisition of an operating business in the federal services and defense industries through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on October 19, 2005. The Company consummated the offering on October 25, 2005 and received net proceeds of $119,169,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the federal services and defense industries (“Business Combination”). Nonetheless, there is no assurance that the Company will be able to successfully effect a Business Combination. As of March 31, 2006, an amount of $118,732,227 including interest receivable of $59,921 of the net proceeds is being held in a trust account (“Trust Account”) and is invested in U.S. government securities, and cash or cash equivalents until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account to the Company’s public stockholders. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders of 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the Founders (defined in the following sentence) to the extent of their stock acquired prior to the Offering. However, the persons who were stockholders prior to the Offering (the “Founders”) will participate in any liquidation distribution with respect to any shares of the common stock acquired in connection with or following the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering as discussed in Note D).

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

Upon consummation of the Offering, the Founders placed the shares they owned into an escrow account. These shares will not be transferable during the escrow period and will not be released from escrow until the earliest of:

•                           three years following the date of the Offering;

•                           liquidation; and

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash deposits in excess of the federally insured limits at March 31, 2006.

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

NOTE D—INITIAL PUBLIC OFFERING

On October 25, 2005, the Company sold 21,000,000 Units (“Units”). Each Unit consisted of one share of the Company’s common stock, $.0001 par value, and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. Each Warrant is exercisable on the later of (a) the completion of a Business Combination or (b) October 19, 2006 and expires October 19, 2009, or earlier upon redemption. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the Offering, the Company paid CRT Capital Group LLC an underwriter’s discount of 5% of the gross proceeds of the Offering.

NOTE E—INVESTMENTS HELD IN TRUST

The management of the Company intends to hold till maturity the investments held in the Trust Account, which consist principally of short-term Treasury Bills. These bills are purchased at a discount and the Company accretes interest income which is equivalent to the difference between the purchase price and the market price.

NOTE F—INCOME TAXES

The provision for income taxes for the three months ending March 31, 2006 consists of the following:

Current
Federal	$322,062
State and local	191,934
Deferred tax (benefit)
Federal	(159,297)
State and local	(91,139)
Total	$263,560

Provisions have been made for deferred taxes based on differences between the tax basis of assets and liabilities using currently enacted rates and regulations.

Deferred tax assets and liabilities at March 31, 2006 and December 31, 2005 consist of the following:

	As of March 31, 2006	As of December 31, 2005
Deferred tax assets — start up costs	$296,387	$34,629
Deferred tax liability — accrued interest receivable	(27,036)	(15,714)
Net deferred tax benefit	$269,350	$18,915

The Company has recorded a deferred tax asset. Realization is dependent on acquiring an operating company and the ability to use the deferred tax expenses to offset operating income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax will be realized through future taxable income.

NOTE G—NOTES PAYABLE TO STOCKHOLDERS

The Company issued two $77,000 non-interest bearing unsecured promissory notes to two of the Founders of the Company on April 18, 2005.  The notes were repaid in the accordance with their terms on October 25, 2005 from the proceeds of the Offering.

NOTE H—RELATED PARTY TRANSACTION

The Company has agreed to pay CM Equity Management, L.P., a company where certain of the Founders serve in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from October 19, 2005 through the effective date of the acquisition of a target business. For the three months ending March 31, 2006, the amount paid to this entity was $22,500. For the period from inception to March 31, 2006, the amount paid to this entity was $40,645.

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

NOTE I—COMMITMENTS

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

NOTE J—COMMON STOCK RESERVED FOR ISSUANCE

At March 31, 2006, 42,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

NOTE K—FOUNDERS

One or more of the Founders agreed with the Company that during the 40 trading day period beginning 60 days after the end of the “restricted period” under Regulation M, they collectively would spend up to $2,000,000 to purchase warrants in the public marketplace at prices not to exceed $.65 per warrant. They have further agreed that any warrants purchased by them or their affiliates or designees would not be sold or transferred until the completion of a Business Combination. As of March 31, 2006, 3,699,528 warrants have been purchased by the Founders.

NOTE L—SUBSEQUENT EVENTS

On April 19, 2006, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Advanced Technology Systems, Inc. (“ATS”), the holders of all of the outstanding shares of ATS, and Claude Rumsey, as shareholders’ representative, pursuant to which the Company will acquire (the “Acquisition”) all of the issued and outstanding shares of ATS and, indirectly through ATS, all of the outstanding shares of ATS’ wholly owned subsidiaries.

ATS provides systems integration and application development, IT infrastructure management and strategic IT consulting services to U.S. federal government agencies. As part of its complete systems life-cycle approach, ATS offers its clients an integrated full-service IT infrastructure outsourcing solution that allows an agency to focus on its core mission while reducing costs and maintaining system uptime.

The Company will purchase all of the outstanding capital stock of ATS for up to $124 million. The purchase price will be comprised of $84 million in cash and $1 million in stock at closing and up to $39 million in aggregate additional cash payments over a two-year period upon ATS’ achievement of specified targets for adjusted earnings before interest, taxes, depreciation and amortization following the closing. The Acquisition is expected to be consummated during the summer of 2006, after the required approval by our stockholders and the fulfillment of certain other conditions as disclosed in the Stock Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference into the Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•                  our being a development stage company with no operating history;

•                  our dependence on key personnel, some of whom may or may not join us following a business combination;

•                  risks that the acquisition of ATS or another business combination may not be completed due to failure of the conditions to closing of the acquisition being satisfied or other factors;

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us. The forward-looking events we discuss in this Quarterly Report on Form 10-Q speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Federal Services Acquisition Corporation.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have neither engaged in any operations nor generated any revenues nor incurred any debt or expenses during the period ended March 31, 2006, other than in connection with our public offering and, thereafter, certain legal and other expenses related to pursuing acquisitions of target businesses. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate target businesses for a business combination.

Our net proceeds from the sale of our units, after deducting offering expenses of approximately $531,000 and underwriting discounts of $6,300,000, were approximately $119,169,000. Of this amount, $117,180,000, was placed in trust and the remaining $1,989,000 was not placed in trust. We will use substantially all of the net proceeds of our offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. For the three months ended March 31, 2006, we have incurred the following expenses:

•                  $478,823 for legal, accounting, travel and other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination;

•                  $22,500 for administrative services and support ($7,500 per month);

•                  $42,140 of expenses for legal and accounting fees relating to our SEC reporting obligations;

•                  $30,060 for franchise and capital taxes;

•                  $20,959 for director and officer liability insurance premiums; and

•                  $15,715 for miscellaneous expenses and reserves.

For the three months ended March 31, 2006, we have earned interest from the proceeds held in the trust account in the amount of $1,176,728 (including accrued interest of $59,921). For the three months ended March 31, 2006, we have earned interest from the funds not placed in the trust account of $12,984.

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

On October 25, 2005, we used $85,000 of our general working capital to pay premiums associated with our directors and officers’ liability insurance. As of March 31, 2006, $46,808 of this amount represents the prepaid portion for the cost of such insurance through October 19, 2006.

We have agreed to pay, through the date of our acquisition of a target business, CM Equity Management, L.P., an affiliate of Messrs. Jacks and Schulte, $7,500 per month for office space and certain office and secretarial services.

As of March 31, 2006, $118,732,227, including interest receivable of $59,921, was held in trust and we had $1,666,725 of the available funds remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Recent Developments

On April 19, 2006, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Advanced Technology Systems, Inc. (“ATS”), the holders of all of the outstanding shares of ATS, and Claude Rumsey, as shareholders’ representative, pursuant to which we will acquire (the “Acquisition”) all of the issued and outstanding shares of ATS and, indirectly through ATS, all of the outstanding shares of ATS’ wholly owned subsidiaries.

ATS provides systems integration and application development, IT infrastructure management and strategic IT consulting services to U.S. federal government agencies. As part of its complete systems life-cycle approach, ATS offers its clients an integrated full-service IT infrastructure outsourcing solution that allows an agency to focus on its core mission while reducing costs and maintaining system uptime.

Our Vice Chairman, Dr. Edward H. Bersoff, will become Chairman, President and Chief Executive Officer of the Company and ATS upon consummation of the Acquisition. ATS’ Senior Vice President and Chief Operating Officer, Leon Perry, will continue as Senior Vice President and Chief Operating Officer of ATS after the transaction closes. On May 3, 2006, our Board of Directors voted to appoint Joseph A. Saponaro and Edward J. Smith to our Board of Directors, to serve until their respective successors are duly elected and qualified. We plan to identify additional senior officers and directors prior to the closing of the Acquisition.

The Acquisition is expected to be consummated during the summer of 2006, after the required approval by our stockholders and the fulfillment of certain other conditions. For additional information on the Acquisition, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d — 15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based upon that evaluation, our

Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d — 15(f) of the Securities Exchange Act of 1934, as amended) in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1.A. Risk Factors.

In addition to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006, you should consider the following risk factors relating to the business of ATS:

Risks associated with the acquisition of ATS

We may not be able to consummate the acquisition, or another business combination, within the required time frame, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of our net assets at the time of acquisition by April 25, 2007 (or by October 25, 2007 if a letter of intent, agreement in principle or a definitive agreement has been executed by April 25, 2007 and the business combination relative thereto has not been consummated by such date). If we fail to consummate the acquisition within the required time frame, we will be forced to liquidate our assets.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $6.00 per share upon distribution of the trust account, and our warrants will expire worthless.

If we are unable to complete the acquisition or another business combination and are forced to liquidate our assets, the per share liquidation value will be less than $6.00 because of the expenses related to our initial public offering, our general and administrative expenses and the costs of performing due diligence for the acquisition, negotiating the Stock Purchase Agreement and otherwise seeking a business combination. Furthermore, the warrants will expire worthless if we liquidate before the completion of a business combination.

Certain of our key personnel may join us following the acquisition and may be unfamiliar with the requirements of operating a public company, which may adversely affect our operations, including significantly reducing our revenues and net income, if any.

Our ability to successfully effect the acquisition of ATS will be completely dependent upon the efforts of our key personnel. Upon the completion of the acquisition, our current Chairman and Chief Executive Officer, Joel R. Jacks, and our current President, Treasurer and Secretary, Peter M. Schulte, will resign as officers but will remain members of our board of directors. Dr. Edward H. Bersoff will become our Chairman, President and Chief Executive Officer and Leon C. Perry, the Senior Vice President and Chief Operating Officer of ATS will continue in that role. Dr. Bersoff has significant public company experience. The members of the management of ATS who will remain with us following the closing of the acquisition do not have such experience and are unfamiliar with the requirements of operating a public company under U.S. securities laws, which could cause us to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations, including significantly reducing our revenues and net income, if any.

We expect to incur significant costs associated with the acquisition, whether or not the acquisition is completed, which costs will significantly reduce the amount of cash available to be used to consummate a business combination.

We expect to incur significant costs associated with the acquisition, whether or not the acquisition is completed. By incurring these costs, we will significantly reduce the amount of cash available to be used for consummating a business combination.

As a result of the acquisition, our stockholders will be solely dependent on a single business.

As a result of the acquisition, our stockholders will be solely dependent upon the performance of ATS and its business. ATS will remain subject to a number of risks that relate generally to the federal services industry and other risks. See “Risks Related to our Business and Operations Following the Acquisition.”

If the acquisition’s benefits do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the acquisition if:

•                  we do not achieve the perceived benefits of the acquisition as rapidly as, or to the extent anticipated by, financial or industry analysts; or

•                  the effect of the acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

Our directors may have certain conflicts in determining to recommend the acquisition of ATS since certain of their interests, and certain interests of their affiliates and associates, are different from, or in addition to, your interests as a stockholder.

Members of our board of directors have interests in and arising from the acquisition of ATS that are different from, or in addition to, your interests as a stockholder which could result in a real or perceived conflict of interest. These interests include the fact that certain of the shares of common stock owned by them, or their affiliates and associates, would become worthless if the acquisition is not approved and we otherwise fail to consummate a business combination prior to our liquidation date. Such shares, as of March 31, 2006, had a market value of approximately $30,187,500. Similarly, the warrants owned by such directors, affiliates and associates to purchase 3,699,528 shares of common stock would expire worthless. If the acquisition is approved, Mr. Jacks and Mr. Schulte will continue to serve as members of our board of directors after the acquisition, and will be compensated for such services. Furthermore, Dr. Bersoff, who currently serves as our Vice Chairman, will become our Chairman, President and Chief Executive Officer, and be compensated in such capacity.

Members of our board of directors may have conflicts of interest that could hinder our ability to make acquisitions.

One of our growth strategies following completion of the acquisition of ATS will be to make selective acquisitions of complementary businesses. Two of our directors, Messrs. Jacks and Schulte, are principals of CM Equity Partners, a sponsor of private equity funds. Some of these funds are focused on investments in, among other things, businesses in the federal services sector.  It is possible that CM Equity Partners and related funds could be interested in acquiring businesses that we would also be interested in, and that these relationships could hinder our ability to carry out our acquisition strategy.

We plan to issue shares of our common stock to complete the acquisition of ATS, which will reduce the equity interest of our stockholders.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 100.0 million shares of common stock, par value $.0001 per share, and 1.0 million shares of preferred stock, par value $.0001 per share. We currently have 31,750,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1.0 million shares of preferred stock available for issuance. As set forth in the Stock Purchase Agreement, certain ATS shareholders have elected to receive a portion of the purchase price for the acquisition in shares of our common stock. Such shareholders will receive an aggregate of 173,913 shares of our common stock on the closing date. The issuance of such shares will reduce the equity interest of our stockholders on a pro rata basis.

If our initial stockholders and certain ATS shareholders exercise their registration rights, it may have an adverse effect on the market price of our common stock.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock in certain circumstances. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 5,250,000 shares of common stock eligible for trading in the public market. We have also granted registration rights to those shareholders of ATS who will receive 173,913 shares of our common stock upon closing of the acquisition pursuant to the stock purchase agreement. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Risks Related to Our Business and Operations Following the Acquisition

The loss or impairment of ATS’ relationship with the U.S. government and its agencies could adversely affect ATS business.

ATS derived approximately 90% of its total revenue in fiscal 2005 from contracts with the U.S. government and government sponsored entities. ATS expects that U.S. government contracts will continue to be a significant source of revenue for the foreseeable future. If ATS or any of its partners was suspended or prohibited from contracting with the U.S. government generally or any agency or related entity, if ATS’ reputation or relationship with government agencies was impaired, or if the U.S. government or any agency or related entity ceased doing business with them or significantly decreased the amount of business it does with them, ATS’ business, prospects, financial condition and operating results could be significantly impaired.

Changes by the U.S. government in its spending priorities may cause a reduction in the demand for the products or services that we may ultimately offer, which could adversely affect our business.

Changes in the U.S. government budgetary priorities could directly affect ATS’ financial performance. Government expenditures tend to fluctuate based on a variety of political, economic and social factors. A significant decline in government expenditures, or a shift of expenditures away from programs ATS supports, or a change in U.S. government contracting policies causing its agencies to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not enter into new contracts, could adversely affect ATS’ business, prospects, financial condition or operating results.

ATS is required to comply with complex procurement laws and regulations, and the cost of compliance with these laws and regulations and penalties and sanctions for any non-compliance could adversely affect ATS’ business.

ATS is required to comply with laws and regulations relating to the administration and performance of U.S. government contracts, which affect how ATS does business with its customers and imposes added costs on its business. If a government review or investigation uncovers improper or illegal activities, ATS may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. government agencies, any of which could materially adversely affect ATS’ business, prospects, financial condition or operating results.

The U.S. government may reform its procurement or other practices in a manner adverse to ATS.

Because ATS derives a significant portion of its revenues from contracts with the U.S. government or its agencies, we believe that the success and development of ATS’ business will depend on its continued successful participation in federal contracting programs. The U.S. government may reform its procurement practices or adopt new contracting rules and regulations, including cost-accounting standards, that could be costly to satisfy or that could impair ATS’ ability to obtain new contracts. It also could adopt new contracting methods to General Services Administration, or GSA, or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain socio-economic or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the U.S. government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the U.S. government may obtain from private contractors. These changes could impair ATS’ ability to obtain new contracts. Any new contracting methods could be costly or administratively difficult for ATS to implement and, as a result, could harm its operating results.

Government contracts are usually awarded through a competitive bidding process that entails risks not present in other circumstances.

A significant portion of ATS’ contracts and task orders with the U.S. government are awarded through a competitive bidding process. ATS expects that much of the business it will seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government clients to increasingly purchase goods and services through indefinite delivery/indefinite quantity, or ID/IQ, contracts,  GSA schedule contracts and other government-wide acquisition contracts, or GWAC. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring ATS to make sustained post-award efforts to realize revenue under each such contract. Competitive bidding presents a number of risks, including without limitation:

•                  the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•                  the substantial cost and managerial time and effort that ATS may spend to prepare bids and proposals for contracts that may not be awarded to ATS;

•                  the need to accurately estimate the resources and cost structure that will be required to service any contract ATS is awarded; and

•                  the expense and delay that may arise if ATS’ or its partners’ competitors protest or challenge contract awards made to ATS or its partners pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

If ATS is unable to consistently win new contract awards over any extended period, ATS’ business and prospects will be adversely affected and that could cause ATS’ actual results to be adversely affected. In addition, upon the expiration of a contract, if the client requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results could be adversely affected.

Restrictions on or other changes to the U.S. government’s use of service contracts may harm ATS’ operating results.

ATS derives a significant amount of its revenue from service contracts with the U.S. government. The U.S. government may face restrictions from new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors. Any reduction in the government’s use of private contractors to provide federal services would adversely impact ATS’ business.

ATS’ contracts with the U.S. government and its agencies are subject to audits and cost adjustments.

U.S. government agencies, including the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review ATS’ performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review ATS’ compliance with government regulations and policies and the adequacy of ATS’ internal control systems and policies, including ATS’ purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems is found not to comply with requirements, ATS may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect ATS’ ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another government agency could cause actual results to be adversely affected and differ materially from those anticipated. If a government investigation uncovers improper or illegal activities, ATS may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. In addition, ATS could suffer serious reputational harm if allegations of impropriety were made against ATS. Each of these results could cause actual results being adversely affected.

A portion of ATS’ business depends upon obtaining and maintaining required security clearances, and its failure to do so could result in termination of certain of its contracts or cause it to be unable to bid or rebid on certain contracts.

Some U.S. government contracts require ATS’ employees to maintain various levels of security clearances, and ATS may be required to maintain certain facility security clearances complying with U.S. government requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If ATS’ employees are unable to obtain or retain security clearances or if such employees who hold security clearances terminate their employment with ATS, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, ATS expects that some of the contracts on which it will bid will require it to demonstrate its ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent ATS is not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, it may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts which could adversely affect ATS’ business.

ATS may not receive the full amounts authorized under the contracts included in its backlog, which could reduce its revenue in future periods.

ATS’ backlog consists of funded backlog, which is based on amounts actually obligated by a client for payment of goods and services, and unfunded backlog, which is based upon management’s estimate of the future potential of our existing contracts and task orders, including options, to generate revenue. ATS’ unfunded backlog may not result in actual revenue in any particular period, or at all, which could cause ATS’ actual results to differ materially from those anticipated.

Without additional Congressional appropriations, some of the contracts included in ATS’ backlog will remain unfunded which could significantly harm ATS’ prospects.

Although many of ATS’ U.S. government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. As a result, ATS’ contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Nevertheless, ATS estimates its share of the contract values, including values based on the assumed exercise of options relating to these contracts, in calculating the amount of its backlog. Because ATS may not receive the full amount it expects under a contract, ATS’ estimate of its backlog may be inaccurate.

Loss of ATS’ GSA contracts or GWACs would impair ATS’ ability to attract new business.

ATS is a prime contractor under several GSA contracts, Blanket Purchase Agreements, and GWAC schedule contracts. ATS’ ability to continue to provide services under these contracts will continue to be important to ATS’ business because of the multiple opportunities for new engagements each contract provides. If ATS were to lose its position as prime contractor on one or more of these contracts, ATS could lose substantial revenues and our operating results could be adversely affected. GSA contracts and other GWACs typically have an initial term of up to five years, with multiple options exercisable at the government client’s discretion to extend the contract for one or more years. There can be no assurances that government clients will continue to exercise the options remaining on ATS’ current contracts, nor can ATS be assured that future clients will exercise options on any contracts ATS may receive in the future.

U.S. government contracts often contain provisions that are unfavorable, which could adversely affect ATS’ business.

U.S. government contracts contain provisions and are subject to laws and regulations that give the U.S. government rights and remedies not typically found in commercial contracts, including without limitation, allowing the U.S. government to:

•                  terminate existing contracts for convenience, as well as for default;

•                  establish limitations on future services that can be offered to prospective clients based on conflict of interest regulations;

•                  reduce or modify contracts or subcontracts;

•                  cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•                  decline to exercise an option to renew a multi-year contract;

•                  claim intellectual property rights in products provided by ATS; and

•                  suspend or bar ATS from doing business with the federal government or with a governmental agency.

The markets ATS competes in are highly competitive, and many of the companies ATS competes against have substantially greater resources.

The markets in which ATS operates include a large number of participants and are highly competitive. Many of ATS’ competitors may compete more effectively than ATS can because they are larger, better financed and better known companies than ATS. In order to stay competitive in our industry, ATS must also keep pace with changing technologies and client preferences. If ATS is unable to differentiate our services from those of our competitors, ATS’ revenue may be adversely affected. In addition, ATS’ competitors have established relationships among themselves or with third parties to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than ATS can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies who are better able to compete against ATS. The results of these competitive pressures could cause ATS’ business to be adversely affected.

ATS’ failure to attract and retain qualified employees, including its senior management team, may adversely affect its business.

ATS’ continued success depends to a substantial degree on its ability to recruit and retain the technically skilled personnel it needs to serve its clients effectively. ATS’ business involves the development of tailored solutions for its clients, a process that relies heavily upon the expertise and services of employees. Accordingly, ATS’ employees are its most valuable resource. Competition for skilled personnel in the information technology services industry is intense, and technology service companies often experience high attrition among their skilled employees. There is a shortage of people capable of filling these positions and they are likely to remain a limited resource for the foreseeable future. Recruiting and training these personnel requires substantial resources. ATS’ failure to attract and retain technical personnel could increase its costs of performing its contractual obligations, reduce its ability to efficiently satisfy its clients’ needs, limit its ability to win new business and constrain its future growth.

ATS is dependent upon key personnel whose loss may have an adverse impact on ATS’ business.

ATS depends on the expertise, experience and continued services of its senior management employees, especially Mr. Perry, its Senior Vice President and Chief Operating Officer. Mr. Perry has acquired specialized knowledge and skills with respect to ATS and its operations and most decisions concerning the business of ATS will be made or significantly influenced by him. The loss of Mr. Perry or other senior management employees of ATS, or an inability to attract or retain other key individuals, could materially adversely affect ATS’ business. If Mr. Perry or other senior management were to leave ATS following the acquisition, ATS could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. ATS will seek to compensate and incentivize key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow ATS to retain key employees or hire new key employees

If ATS is unable to fund its capital expenditures, ATS may not be able to continue to develop new offerings and services, which would have a material adverse effect on its business.

In order to fund ATS capital expenditures, we may be required to incur borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets for future offerings may be limited by our and ATS’ financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our or ATS’ control. Our failure to obtain the funds for necessary future capital expenditures would limit ATS’ ability to develop new offerings and services and could have a material adverse effect on our business, results of operations and financial condition.

Future acquisitions by us or ATS would subject us and ATS to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our or ATS’ capital structure.

We plan to pursue other acquisition opportunities following the closing of the ATS acquisition in an effort to take advantage of the platform we expect ATS to constitute. Although we are not presently committed to any additional acquisitions, we are currently actively pursuing one or more potential acquisition opportunities. Following the acquisition of ATS, we will not be limited to any particular industry or type of business that we may acquire. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire, or of the industry in which such business operates. In addition, the financing of any acquisition completed by us after the ATS acquisition could adversely impact our capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds.

ATS may be unable to protect or enforce its intellectual property rights.

The protection of ATS’ trade secrets, proprietary know-how, technological innovations, other proprietary information and other intellectual property protections in the U.S. and other countries may be critical to our success. ATS may rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology or other rights ATS may have or may acquire. Despite ATS’ efforts, it may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with ATS. Litigation may be necessary in the future to enforce ATS’ intellectual property rights, to protect ATS’ trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim ATS has infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on ATS’ competitive position and business.

ATS may be harmed by intellectual property infringement claims.

ATS may become subject to claims from our employees and third parties who assert that intellectual property that ATS uses in delivering services and business solutions to its clients infringe upon intellectual property rights of such employees or third parties. ATS’ employees develop much of the intellectual property that it uses to provide its services and business solutions to its clients, but ATS also licenses technology from other vendors. If ATS’ vendors, its employees, or third parties assert claims that ATS or its clients are infringing on their intellectual property, ATS could incur substantial costs to defend those claims. In addition, if any of these infringement claims is ultimately successful, ATS could be required to:

•                  cease selling and using products and services that incorporate the challenged intellectual property;

•                  obtain a license or additional licenses from its vendors or other third parties; and

•                  redesign its products and services that rely on the challenged intellectual property.

Any of these outcomes could further adversely affect ATS’ operating results.

ATS’ quarterly revenue and operating results could be volatile.

ATS’ quarterly revenue and operating results may fluctuate significantly and unpredictably in the future. In particular, if the U.S. government does not adopt, or delays adoption of, a budget for each fiscal year beginning on October 1 or fails to pass a continuing resolution, federal agencies may be forced to suspend its contracts and delay the award of new and follow-on contracts and orders due to a lack of funding. Further, the rate at which the U.S. government procures technology may be negatively affected following changes in presidential administrations and senior government officials. Therefore, period-to-period comparisons of ATS’ operating results may not be a good indication of ATS’ future performance. ATS’ quarterly operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse affect on the market price of our common stock.

Further factors that may affect ATS’ operating results include, but are not limited to, those listed in this “Risk Factors” section and:

•                  fluctuations in revenue earned on contracts;

•                  commencement, completion, and termination of contracts during any particular quarter;

•                  variable purchasing patterns under GSA Schedule contracts, and agency-specific ID/IQ contracts;

•                  additions and departures of key personnel;

•                  changes in ATS’ staff utilization rates;

•                  timing of significant costs, investments and/or receipt of incentive fees;

•                  strategic decisions by ATS and its competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, and changes in business strategy;

•                  contract mix and the extent of use of subcontractors;

•                  changes in policy and budgetary measures that adversely affect government contracts; and

•                  any seasonality of ATS’ business.

Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of ATS’ expenses are fixed in the short-term. ATS may incur significant operating expenses during the start-up and early stages of large contracts and may not receive corresponding payments or revenue in that same quarter. ATS may also incur significant or unanticipated expenses or both when contracts expire, are terminated, or are not renewed. In addition, payments due to ATS from government agencies and departments may be delayed due to billing cycles, as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner, and for other reasons.

If subcontractors on ATS’ prime contracts are able to secure positions as prime contractors, ATS may lose revenue.

For each of the past several years, as the GSA Schedule contracts have increasingly been used as contract vehicles, ATS has received substantial revenue from government clients relating to work performed by other firms acting as subcontractors to ATS. In some cases, companies that have not held GSA Schedule contracts have approached ATS in its capacity as a prime contractor, seeking to perform services as ATS’ subcontractor for a government client. Some of the providers that are currently acting as subcontractors to ATS may in the future secure positions as prime contractors upon renewal of a GSA Schedule contract. If one or more of its current subcontractors is awarded prime contractor status in the future, it could reduce or eliminate ATS’ revenue for the work they were performing as subcontractors to it. Revenue derived from work performed by ATS’ subcontractors for fiscal year 2004 and fiscal year 2005 represented 21% and 28% of ATS’ gross revenue, respectively.

If ATS’ subcontractors fail to perform their contractual obligations, its performance as a prime contractor and its ability to obtain future business could be materially and adversely impacted.

ATS’ performance of government contracts may involve the issuance of subcontracts to other companies upon which it relies to perform all or a portion of the work ATS is obligated to deliver to its clients. A failure by one or more of ATS’ subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely affect its ability to perform its obligations as a prime contractor.

In extreme cases, a subcontractor’s performance deficiency could result in the government terminating ATS’ contract for default. A default termination could expose ATS to liability for excess costs of reprocurement by the government and have a material adverse effect on ATS’ ability to compete for future contracts and task orders.

ATS sometimes incurs costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not later signed and these costs are not reimbursed, its revenues and profits will be reduced.

When circumstances warrant, ATS sometimes incur expenses and performs work without a signed contract or appropriate modification to an existing contract to cover such expenses or work. When ATS does so, it is working “at-risk,” and there is a chance that the subsequent contract or modification will not ensue, or if it does, that it will not allow ATS to be paid for the expenses already incurred or work already performed or both. In such cases, ATS has generally been successful in obtaining the required contract or modification, but any failure to do so in the future could adversely affect operating results.

If ATS is unable to manage ATS’ growth, ATS’ business may be adversely affected.

Sustaining ATS’ growth may place significant demands on ATS’ management, as well as on ATS’ administrative, operational and financial resources.  If ATS sustains significant growth, ATS must improve its operational, financial and management information systems and expand, motivate and manage its workforce. If ATS is unable to do so, or if new systems that ATS implements to assist in managing any future growth do not produce the expected benefits, ATS’ business, prospects, financial condition or operating results could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

                Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

                Not applicable.

Item 5. Other Information.

                Not applicable.

Item 6. Exhibits.

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit of same number in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)

3.2	By-laws (incorporated by reference to exhibit of same number in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
4.1	Specimen Unit Certificate (incorporated by reference to exhibit of same number in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
4.2	Specimen Common Stock Certificate (incorporated by reference to exhibit of same number in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
4.3	Specimen Warrant Certificate (incorporated by reference to exhibit of same number in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
4.4

Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to exhibit of same number in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)

10.10

Stock Purchase Agreement dated April 19, 2006, by and between Federal Services Acquisition Corporation, Advanced Technology Systems, Inc., the holders of all the outstanding shares of Advanced Technology Systems, Inc. and Claude Rumsey, as shareholders’ representative (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 12, 2006