Form 10-Q
period 2006-06-30
Federal Services Acquisition CORP
filed 2006-08-10
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2006.

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

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of July 31, 2006 was 26,250,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Balance Sheets as of June 30, 2006 (unaudited) and as of December 31, 2005

Condensed Statements of Operations (unaudited) for the three months ended June 30, 2006, for the six months ended June 30, 2006, for the period from April 12, 2005 (date of inception) through June 30, 2005 and for the period from April 12, 2005 (date of inception) through June 30, 2006

Condensed Statements of Changes in Stockholders’ Equity for the period from April 12, 2005 (date of inception) through December 31, 2005 and (unaudited) for the six months ended June 30, 2006

Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2006, for the period from April 12, 2005 (date of inception) through June 30, 2005 and for the period from April 12, 2005 (date of inception) through June 30, 2006

Notes to Unaudited Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to Vote by Securities Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

Federal Services Acquisition Corporation

(a development stage company)

Condensed Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,299,534	$1,855,394
Prepaid expenses	25,616	72,122
Prepaid income tax	66,004	0

Total current assets	1,391,154	1,927,516

Short-term investments held in Trust Account (including interest receivable of $611,123 and $39,444, respectively) (fair value $119,010,275 and $117,709,036, respectively)	119,010,275	117,709,036
Cash and cash equivalents held in trust fund	264,419	281,348

Deferred income tax benefit	410,705	34,629
Deferred acqusition costs	614,625	0

Total assets	$121,691,178	$119,952,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$923,951	$34,289
Income tax payable—current	19,412	356,000
Deferred income tax	275,738	15,714

Total current liabilities	1,219,101	406,003

Common Stock, subject to possible redemption 4,197,900 shares	23,424,282	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $294,871 and $64,000, respectively)	378,808	97,996

Total common stock, subject to possible redemption	23,803,090	23,522,278

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS’ EQUITY:
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625	2,625
Additional paid-in capital	95,747,698	95,747,698
Retained earnings accumulated during the development stage	918,664	273,925

Total stockholders’ equity	96,668,987	96,024,248

	$121,691,178	$119,952,529

See notes to condensed financial statements

Federal Services Acquisition Corporation

(a development stage company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months ended June 30, 2006	For the Six Months ended June 30, 2006	For the period from April 12, 2005 (date of inception) through June 30, 2005	For the period from April 12, 2005 (date of inception) through June 30, 2006
Expenses:
Operating costs	$283,424	$893,621	$(1,000)	$1,026,782
Other income:
Bank interest	11,233	24,217	44	33,000
Interest on cash and short term investments held in trust	1,382,968	2,559,696	0	3,370,080

Total other income	1,394,201	2,583,913	44	3,403,080

Income (loss) before provision for taxes	1,110,777	1,690,292	(956)	2,376,298
(Provision) benefit for income taxes
Current	(366,797)	(880,793)	0	(1,213,793)
Deferred	(134,384)	116,052	0	134,967

Net income (loss)	609,596	925,551	(956)	1,297,472
Interest income attributable to common stock subject to possible redemption (net of taxes of $124,736, $230,871, $0, and $294,871, respectively)	(151,719)	(280,812)	0	(378,808)
Net income (loss) allocable to common stockholders not subject to possible redemption	$457,877	$644,739	$(956)	$918,664

Weighted average number of shares outstanding
—basic	26,250,000	26,250,000	5,250,000

—diluted	30,548,025	30,412,162	5,250,000

Net income per share
—basic	$0.02	$0.04	$0.00

—diluted	$0.02	$0.03	$0.00

Weighted average number of shares outstanding exclusive of shares subject to possible redemption
—basic	22,052,100	22,052,100	5,250,000

—diluted	26,350,125	26,214,262	5,250,000

Net income per share not subject to possible redemption
—basic	$0.02	$0.03	$0.00

—diluted	$0.02	$0.02	$0.00

See notes to condensed financial statements

Federal Services Acquisition Corporation

(a development stage company)

Condensed Statements of Changes in Stockholders’ Equity
For the period from April 12, 2005 (date of inception) through June 30, 2006

				Income
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance—April 12, 2005 (date of inception)

Initial capital from founding stockholders	5,250,000	$525	$5,475	$	$6,000
Sale of 21,000,000 units (including 4,197,900 shares of common stock subject to possible redemption), net of underwriters’ discount and offering expenses	21,000,000	2,100	119,166,505		119,168,605
Reclassification as a result of 4,197,900 shares of common stock being subject to possible redemption			(23,424,282)		(23,424,282)
Accretion of trust fund relating to common stock subject to possible redemption				(97,996)	(97,996)
Net income for the period				371,921	371,921
Balance—December 31, 2005	26,250,000	2,625	95,747,698	273,925	96,024,248

Accretion of trust fund relating to common stock subject to possible redemption				(280,812)	(280,812)
Net income for the period				925,551	925,551

Balance—June 30, 2006 (Unaudited)	26,250,000	$2,625	$95,747,698	$918,664	$96,668,987

See notes to condensed financial statements

Federal Services Acquisition Corporation

(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months ended June 30, 2006	For the period from April 12, 2005 (date of inception) through June 30, 2005	For the period from April 12, 2005 (date of inception) through June 30, 2006
Cash flows from operating activities:

Net income (loss)	$925,551	$(956)	$1,297,472
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(116,052)	0	(134,967)
Changes in:
Interest receivable	(571,679)	0	(611,123)
Prepaid expenses	46,506	0	(25,616)
Accrued expenses	889,662	1,000	923,951
Income taxes payable—current	(402,592)	0	(46,592)

Net cash provided by operating activities	771,396	44	1,403,125

Cash flows from investing activities:
Purchase of U.S. government securities held in Trust fund	(236,619,372)	0	(471,468,030)
Maturities of U.S. government securities held in Trust fund	235,889,812	0	353,068,878
Cash held in Trust Fund	16,929	0	(264,419)
Deferred acquisition costs	(614,625)	0	(614,625)

Net cash used in investing activities	1,327,256	0	119,278,196

Cash flows from financing activities:
Proceeds from public offering, net of expenses	0	0	119,168,605
Proceeds from notes payable to stockholders	0	154,000	154,000
Repayment of notes to stockholders	0	0	(154,000)
Payments of deferred offering costs	0	(103,494)	0
Proceeds from sale of common stock to founders	0	6,000	6,000

Net cash provided by financing activities	0	56,506	119,174,605

Net (decrease) increase in cash and cash equivalents	(555,860)	56,550	1,299,534
Cash and cash equivalents—beginning of period	1,855,394	0	0

Cash and cash equivalents—end of period	$1,299,534	$56,550	$1,299,534

Supplemental Disclosure of noncash activities:
Cash paid during the period for:
Income taxes	$1,283,385	$0	$1,283,385
Non-cash activities:
Reclassification of common stock subject to possible redemption	$0	$0	$23,424,282
Accretion of trust fund relating to common stock subject to possible redemption	280,812	0	378,808

See notes to condensed financial statements

FEDERAL SERVICES ACQUISITION CORPORATION

(a development stage company)

Notes to Condensed Financial Statements

June 30, 2006

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on October 19, 2005.  The Company consummated the offering on October 25, 2005 and received net proceeds of $119,169,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the federal services and defense industries (“Business Combination”). Nonetheless, there is no assurance that the Company will be able to successfully effect a Business Combination. As of June 30, 2006, an amount of $119,274,694 including interest receivable of $611,123 of the net proceeds is being held in a trust account (“Trust Account”) and is invested in U.S. government securities, and cash or cash equivalents until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account to the Company’s public stockholders. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders of 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash deposits in excess of the federally insured limits at June 30, 2006.

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

[6]    New Accounting Pronouncement:

The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its results of operations and financial position. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings accumulated during the development stage on January 1, 2007.

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

NOTE F—INCOME TAXES

The provision for income taxes and the deferred tax liability (benefit) for the three months and the six months ending June 30, 2006, respectively, consists of the following:

	For the Three Months ending June 30, 2006	For the Six Months ending June 30, 2006
Current

Federal	$229,831	$551,893
State and local	136,966	328,900
Total current income tax	366,797	880,793

Deferred tax provision (benefit)
Federal	84,203	(75,094)
State and local	50,181	(40,958)
Total deferred tax provision (benefit)	134,385	(116,052)

Provisions have been made for deferred taxes based on differences between the tax basis of assets and liabilities using currently enacted rates and regulations.

Deferred tax assets and liabilities at June 30, 2006 and December 31, 2005 consist of the following:

	As of June 30, 2006	As of December 31, 2005
Deferred tax assets – start up costs	$410,705	$34,629
Deferred tax liability – accrued interest receivable	(275,738)	(15,714)

Net deferred tax benefit	$134,967	$18,915

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

NOTE H—RELATED PARTY TRANSACTION

The Company has agreed to pay CM Equity Management, L.P., a company where certain of the Founders serve in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from October 19, 2005 through the effective date of the acquisition of a target business. For the three months and six months ended June 30, 2006, the amount paid to this entity was $22,500 and $45,000, respectively. For the period from inception to June 30, 2006, the amount paid to this entity was $63,145.

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

NOTE J—COMMON STOCK RESERVED FOR ISSUANCE

At June 30, 2006, 42,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

NOTE K—FOUNDERS

One or more of the Founders agreed with the Company that during the 40 trading day period beginning 60 days after the end of the “restricted period” under Regulation M, they collectively would spend up to $2,000,000 to purchase warrants in the public marketplace at prices not to exceed $.65 per warrant. They have further agreed that any warrants purchased by them or their affiliates or designees would not be sold or transferred until the completion of a Business Combination. As of June 30, 2006, 3,699,528 warrants have been purchased by the Founders.

NOTE L—PROPOSED ACQUISITION OF ADVANCED TECHNOLOGY SYSTEMS, INC.

On April 19, 2006, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Advanced Technology Systems, Inc. (“ATS”), the holders of all of the outstanding shares of ATS, and Claude Rumsey, as shareholders’ representative, pursuant to which we will acquire (the “Acquisition”) all of the issued and outstanding shares of ATS and, indirectly through ATS, all of the outstanding shares of ATS’ wholly owned subsidiaries.

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

NOTE M—DEFERRED ACQUISITION COSTS

As of June 30, 2006, the Company had accumulated $614,625 in deferred costs related to the proposed acquisition of ATS.  These charges will be capitalized contingent upon the completion of the Acquisition following the required approval by the Company’s stockholders and the fulfillment of certain other conditions.  If the Acquisition is not completed these charges will be recorded as expenses.

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

We have neither engaged in any operations nor generated any revenues nor incurred any debt or expenses during the period ended June 30, 2006, other than in connection with our public offering and, thereafter, certain legal and other expenses related to pursuing acquisitions of target businesses. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate target businesses for a business combination.

Our net proceeds from the sale of our units, after deducting offering expenses of approximately $531,000 and underwriting discounts of $6,300,000, were approximately $119,169,000. Of this amount, $117,180,000, was placed in trust and the remaining $1,989,000 was not placed in trust. We will use substantially all of the net proceeds of our offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 15 months, assuming that a business combination is not consummated during that time. For the three and the six months ended June 30, 2006, respectively, we have incurred the following expenses:

•                  $177,727 and $663,327 for legal, accounting, travel and other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination;

•                  $22,500 and $45,000 for administrative services and support ($7,500 per month);

•                  $22,541 and $64,681 of expenses for legal and accounting fees relating to our SEC reporting obligations;

•                  $30,060 and $60,120 for franchise taxes;

•                  $21,192 and $42,151 for director and officer liability insurance premiums; and

•                  $9,404 and $18,342 for miscellaneous expenses.

As of June 30, 2006, we had accumulated $614,625 in deferred costs related to the proposed acquisition of Advanced Technology Systems, Inc.  These charges will be capitalized contingent upon the completion of the acquisition following the required approval by our stockholders and the fulfillment of certain other conditions.  If the acquisition is not completed these charges will be recorded as expenses.

For the three months and the six months ended June 30, 2006, respectively, we have earned interest from the proceeds held in the trust account in the amount of $1,382,968 and $2,559,696 (including accrued interest of $611,123). For the three months and the six months ended June 30, 2006, respectively, we have earned interest from the funds not placed in the trust account of $11,233 and $24,217.

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

On October 25, 2005, we used $85,000 of our general working capital to pay premiums associated with our directors and officers’ liability insurance. As of June 30, 2006, $25,616 of this amount represents the prepaid portion for the cost of such insurance through October 19, 2006.

We have agreed to pay, through the date of our acquisition of a target business, CM Equity Management, L.P., an affiliate of Messrs. Jacks and Schulte, $7,500 per month for office space and certain office and secretarial services.

As of June 30, 2006, $119,274,694, including interest receivable of $611,123, was held in trust and we had $1,299,534 of the available funds remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

Proposed Acquisition of Advanced Technology Systems, Inc.

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

The Acquisition is expected to be consummated during the fall of 2006, after the required approval by our stockholders and the fulfillment of certain other conditions. For additional information on the Acquisition, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006 and our preliminary proxy statement filed with the Securities and Exchange Commission on July 28, 2006.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d – 15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d – 15(f) of the Securities Exchange Act of 1934, as amended) in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

In addition to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006, you should consider the following risk factors relating to the business and our proposed acquisition of ATS:

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

If we are unable to complete the acquisition or another business combination and are forced to liquidate our assets, the per share liquidation value will be less than $6.00 because of the expenses related to our initial public offering, our operating expenses and the costs of performing due diligence for the acquisition, negotiating the stock purchase agreement and otherwise seeking a business combination. Furthermore, the warrants will expire worthless if we liquidate before the completion of a business combination.

Certain of our key personnel may join us following the acquisition and may be unfamiliar with the requirements of operating a public company, which may adversely affect our operations, including significantly reducing our revenues and net income, if any.

Our ability to successfully effect the acquisition of ATS will be completely dependent upon the efforts of our key personnel. Upon the completion of the acquisition, our current Chairman and Chief Executive Officer, Joel R. Jacks, and our current President, Treasurer and Secretary, Peter M. Schulte, will resign as officers but will remain members of our board of directors. Dr. Edward H. Bersoff will become our Chairman, President and Chief Executive Officer, Stuart R. Lloyd will become our Executive Vice President and Chief Financial Officer, and Leon C. Perry, the Senior Vice President and Chief Operating Officer of ATS will continue in that role. Dr. Bersoff and Mr. Lloyd each have significant public company experience. The members of the management of ATS who will remain with us following the closing of the acquisition do not have such experience and are unfamiliar with the requirements of operating a public company under U.S. securities laws, which could cause us to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations, including significantly reducing our revenues and net income, if any.

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

Accordingly, investors may experience a loss as a result of a decreasing stock price.

Our directors may have certain conflicts in determining to recommend the acquisition of ATS since certain of their interests, and certain interests of their affiliates and associates, are different from, or in addition to, the interests of our stockholders.

Members of our board of directors have interests in and arising from the acquisition of ATS that are different from, or in addition to, your interests as a stockholder which could result in a real or perceived conflict of interest. These interests include the fact that certain of the shares of common stock owned by them, or their affiliates and associates, would become worthless if the acquisition is not approved and we otherwise fail to consummate a business combination prior to our liquidation date. Such shares, as of June 30, 2006, had a market value of approximately $28,245,000. Similarly, the warrants owned by such directors, affiliates and associates to purchase 3,699,528 shares of common stock, with an aggregate market value of $1,627,792 as of June 30, 2006, would expire worthless. If the acquisition is approved, Messrs. Jacks and Schulte will continue to serve as members of our board of directors after the acquisition, and will be compensated for such services. Furthermore, Dr. Bersoff, who currently serves as our Vice Chairman, will become our Chairman, President and Chief Executive Officer, and be compensated in such capacity.

We plan to issue shares of our common stock to complete the acquisition of ATS, which will reduce the equity interest of our stockholders.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 100.0 million shares of common stock, par value $0.0001 per share, and 1.0 million shares of preferred stock, par value $0.0001 per share. We currently have 31,750,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1.0 million shares of preferred stock available for issuance. As set forth in the stock purchase agreement, certain ATS shareholders have elected to receive a portion of the purchase price for the acquisition in shares of our common stock. Such shareholders will receive an aggregate of 173,913 shares of our common stock on the closing date. The issuance of such shares will reduce the equity interest of our stockholders on a pro rata basis.

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

ATS derived approximately 90% of its total revenue in fiscal 2005 from contracts with the U.S. government and government-sponsored enterprises. ATS expects that U.S. government contracts will continue to be a significant source of revenue for the foreseeable future. If ATS or any of its partners was suspended or prohibited from contracting with the U.S. government generally or any agency or related entity, if ATS’ reputation or relationship with government agencies was impaired, or if the U.S. government or any agency or related entity ceased doing business with them or significantly decreased the amount of business it does with them, ATS’ business, prospects, financial condition and operating results could be significantly impaired.

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

A significant portion of ATS’ contracts and task orders with the U.S. government are awarded through a competitive bidding process. ATS expects that much of the business it will seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government clients to increasingly purchase goods and services through indefinite delivery/indefinite quantity, or ID/IQ, contracts, GSA schedule contracts and other government-wide acquisition contracts, or GWACs. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring ATS to make sustained post-award efforts to realize revenue under each such contract. Competitive bidding presents a number of risks, including without limitation:

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

U.S. government agencies, including the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contracts and government contractors’ incurred costs, administrative processes and systems. These agencies review ATS’ performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review ATS’ compliance with government regulations and policies and the adequacy of ATS’ internal control systems and policies, including ATS’ purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems is found not to comply with requirements, ATS may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect ATS’ ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another government agency could cause actual results to be adversely affected and differ materially from those anticipated. If a government investigation uncovers improper or illegal activities, ATS may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. In addition, ATS could suffer serious reputational harm if allegations of impropriety were made against ATS. Each of these results could cause actual results being adversely affected.

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

Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If ATS’ employees are unable to obtain or retain security clearances or if such employees who hold security clearances terminate their employment with ATS, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. To the extent ATS is not able to engage employees with the required security clearances for a particular contract,

ATS may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts, which could adversely affect ATS’ business.

In addition, ATS expects that some of the contracts on which it will bid will require it to demonstrate its ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. A facility security clearance is an administrative determination that a particular facility is eligible for access to classified information or an award of a classified contract. A contractor or prospective contractor must meet certain eligibility requirements before it can be processed for facility security clearance. Contracts may be awarded prior to the issuance of a facility security clearance, and in such cases the contractor is processed for facility security clearance at the appropriate level and must meet the eligibility requirements for access to classified information. ATS’ ability to obtain and maintain facility security clearances has a direct impact on its ability to compete for and perform U.S. government contracts the performance of which require access to classified information. We do not expect potential acquisitions to endanger ATS’ facility clearances. However, to the extent that any acquisition or merger contemplated by ATS might adversely impact its eligibility for facility security clearance, the U.S. government could revoke ATS’ facility security clearance if ATS was unable to adequately address concerns regarding potential unauthorized access to classified information.

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

ATS is a prime contractor under several GSA contracts, Blanket Purchase Agreements, and GWAC schedule contracts. ATS’ ability to continue to provide services under these contracts will continue to be important to ATS’ business because of the multiple opportunities for new engagements each contract provides. If ATS were to lose its position as prime contractor on one or more of these contracts, ATS could lose substantial revenues and our operating results could be adversely affected. ATS’ GSA contracts and other GWACs have an initial term of five or more years, with multiple options exercisable at the government client’s discretion to extend the contract for one or more years. There can be no assurances that government clients will continue to exercise the options remaining on ATS’ current contracts, nor can ATS be assured that future clients will exercise options on any contracts ATS may receive in the future.

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

ATS depends on the expertise, experience and continued services of its senior management employees, especially Leon C. Perry, its Senior Vice President and Chief Operating Officer.

Mr. Perry has acquired specialized knowledge and skills with respect to ATS and its operations and most decisions concerning the business of ATS will be made or significantly influenced by him. The loss of Mr. Perry or other senior management employees of ATS, or an inability to attract or retain other key individuals, could materially adversely affect ATS’ business. If Mr. Perry or other senior management were to leave ATS following the acquisition, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. ATS will seek to compensate and incentivize key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow ATS to retain key employees or hire new key employees.

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

We plan to pursue other acquisition opportunities following the closing of the ATS acquisition in an effort to take advantage of the platform we expect ATS to constitute. Although we are often engaged in preliminary discussions with acquisition candidates, as of the date of this proxy statement we have no binding commitments or agreements to enter into any acquisition. Following the acquisition of ATS, we will not be limited to any particular industry or type of business that we may acquire. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire, or of the industry in which such business operates. In addition, the financing of any acquisition completed by us after the ATS acquisition could adversely impact our capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds.

Members of our board of directors may have conflicts of interest that could hinder our ability to make acquisitions.

One of our growth strategies following completion of the acquisition of ATS will be to make selective acquisitions of complementary businesses. Two of our directors, Messrs. Jacks and Schulte, are principals of CM Equity Partners, a sponsor of private equity funds. Some of these funds are focused on investments in, among other things, businesses in the federal services sector. Messrs. Jacks and Schulte also serve on the boards of a number of CM Equity portfolio companies and, with Dr. Bersoff, are members of the board of directors of ICF International, Inc., a diversified federal services business that plans to grow in part through acquisitions. It is possible that CM Equity Partners and related funds and portfolio companies and ICF International, Inc. could be interested in acquiring businesses that we would also be interested in, and that these relationships could hinder our ability to carry out our acquisition strategy. None of CM Equity Partners, Mr. Jacks, Mr. Schulte nor ICF International, Inc. is an investor or potential investor in ATS (except, in the case of Messrs. Jacks and Schulte, through direct or indirect ownership of FSAC stock and warrants).

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

ATS’ quarterly revenue, operating results and profitability could be volatile.

ATS’ quarterly revenue, operating results and profitability may fluctuate significantly and unpredictably in the future.

Factors which may contribute to the volatility of quarterly revenue, operating results or profitability include:

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

Furthermore, reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of ATS’ expenses are fixed in the short-term. ATS may incur significant operating expenses during the start-up and early stages of large contracts and may not receive corresponding payments or revenue in that same quarter. ATS may also incur significant or unanticipated expenses or both when contracts expire, are terminated, or are not renewed. In addition, payments due to ATS from government agencies and departments may be delayed due to billing cycles, as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner, and for other reasons.

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

In extreme cases, a subcontractor’s performance deficiency could result in the government terminating ATS’ contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on ATS’ ability to compete for future contracts and task orders.

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

Risks Related to our Limited Experience as a Public Company and our Capital Structure

We have not had operations, and ATS has never operated as a public company. Fulfilling our obligations incident to being a public company after acquiring ATS will be expensive and time consuming.

Both we, as a company without operations, and ATS, as a private company, have maintained relatively small finance and accounting staffs. Neither we nor ATS currently has an internal audit group. Although we have maintained disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to our very limited activities, we have not been required to maintain and establish such disclosure controls and procedures and internal control as will be required with respect to a business such as ATS with substantial operations. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the Nasdaq National Market, we will need to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations will require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, and increase our insurance, legal and financial compliance costs. We may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test our internal controls over financial reporting for fiscal 2007 and beyond and will require an independent registered public accounting firm to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It will also require an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2007 and subsequent years. An independent registered public accounting firm will also be required to test, evaluate and report on the completeness of our assessment. It may cost us more than we expect to comply with these control- and procedure-related requirements.

We may in the future discover areas of our internal controls that need improvement, particularly with respect to ATS or other businesses that we may acquire in the future. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as of December 31, 2007 and in future periods as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, the Nasdaq National Market or other regulatory authorities.

If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants are not required to be settled for cash and, accordingly, may be worthless.

Our warrants will be exercisable and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure warrant holders that we will be able to do so. The warrant agreement does not provide that we are required to net-cash settle the warrants if we are unable to maintain a current prospectus.  If the prospectus relating to the common stock issuable upon exercise of the warrants is not current, or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire. Thus, our warrants may be deprived of any value, the market for our warrants may be limited or non-existent and the warrants may expire worthless.

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
Date: August 10, 2006