Form 10-K/A
period 2005-12-31
Federal Services Acquisition CORP
filed 2006-09-29
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K/A and the documents incorporated by reference into the Annual Report on Form 10-K/A include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K/A. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K/A, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us. The forward-looking events we discuss in this Annual Report on Form 10-K/A speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K/A, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Federal Services Acquisition Corporation.

PART I

This Annual Report on Form 10-K/A is being filed as an Amendment to our Annual Report on Form 10-K, which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on March 31, 2006.We are filing this Form 10-K/A to restate our financial statements for 2005 to reflect non-operating gains and losses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review in connection with the preparation of Amendment No. 2 to the Proxy Statement related to the acquisition contemplated by the Stock Purchase Agreement dated as of April 19, 2006, by and among the Company, Advanced Technology Systems, Inc., a Virginia corporation (“ATS”) and shareholders of ATS, the Company has determined that these instruments should have been classified as liabilities and, therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations. Except as otherwise stated, all financial information contained in this Annual Report on Form 10-K/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for 2005 giving effect to the restated information, see ‘‘Restatement of 2005 Financial Statements’’ at Item 7., ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ and Note D to our Financial Statements.

This Form 10-K/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part II — Item 6. Selected Financial Data;

Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II — Item 8. Financial Statements and Supplementary Data; and

Part III — Item 15. Exhibits and Financial Statement Schedules.

In addition, we are also including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-K/A sets forth the entire Form 2005 10-K which was prepared and relates to the Company as of December 31, 2005. However, this Form 10-K/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our 2005 Form 10-K. Accordingly, except for the foregoing amended information, this Form 10-K/A continues to speak as of March 31, 2006 (the original filing date of the 2005 Form 10-K), and does not reflect events occurring after the filing of our 2005 Form 10-K and does not modify or update those disclosures affected by subsequent events. Forward-looking statements made in the 2005 Form 10-K have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward-looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-K/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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

A registration statement for our initial public offering was declared effective on October 19, 2005. On October 25, 2005, we sold 21,000,000 units and consummated our initial public offering. Each of our units consists of one share of our common stock, $0.0001 par value per share, and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00. The net proceeds from our initial public offering were approximately $119,169,000, after deducting offering expenses of approximately $531,000 and underwriting discounts of $6,300,000. Of this amount, $117,180,000 (referred to in this Annual Report on Form 10-K/A as the “trust account funds”) was deposited into a trust account and the remaining proceeds (approximately $1,989,000 (referred to in this Annual Report on Form 10-K/A as the “available funds”)) were made available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used $133,161 of the available funds for start up costs representing general and administrative expenses, travel expenses, professional services, insurance and taxes based on capital. The trust account funds remain on deposit in the trust account earning interest. As of December 31, 2005, there was $117,990,384, including interest receivable of $39,444, held in the trust account.

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

Target business candidates have been and will continue to be brought to our attention from various unaffiliated sources that have included or may include investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. To date, we have received both solicited and unsolicited proposals. Our stockholders, officers and directors as well as their affiliates have brought and may continue to bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation from the available funds. In no event, however, will we pay any stockholders that owned shares of our common stock prior to our initial public offering, officers or directors (referred to in this Annual Report on Form 10-K/A as our “founders”), or any entity with which they are affiliated, any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our founders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity in connection with any business combination other than any compensation or fees to be received for any services provided following such business combination.

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

In connection with the vote required for our initial business combination, all of our founders, including all of our officers and directors, have agreed to vote all of their shares of common stock (whenever acquired) in accordance with the majority of the shares of common stock voted by stockholders that purchased their shares in our initial public offering or subsequently in the open market (referred to in this Annual Report on Form 10-K/A as “public stockholders”). We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in this offering exercise their conversion rights.

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

Item 1.A. Risk Factors.

In addition to other information included in this Annual Report on Form 10-K/A, the following factors should be considered in evaluating our business and future prospects.

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

Since the net proceeds of our public offering are intended to be used to complete a business combination with an operating business that has not been identified, we may be deemed to be a “blank check” company under the federal securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K/A with the SEC, including an audited balance sheet demonstrating this fact, we believe that we are exempt from rules, such as rule 419 under the Securities Act of 1933, as amended, promulgated by the Securities and Exchange Commission, to protect investors of “blank check” companies. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we do not believe we are subject to Rule 419, our units were immediately tradeable, and we have a longer period of time within which to complete a business combination in certain circumstances.

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

SELECTED FINANCIAL DATA

(As Restated)

Income statement data

		For the period from April 12, 2005 (date of inception) through December 31, 2005
	Operating costs	$(133,161)
	Interest income	819,167
	Loss on warrant liabilities	(5,460,000)

	Loss before provision for taxes	(4,773,994)
Provision for income taxes	—current	(333,000)
	—deferred	18,915

	Net loss	$(5,088,079)
	Interest income attributable to common stock subject to possible conversion (net of taxes of $64,000)	(97,996)

	Net loss allocable to common stockholders not subject to possible conversion	$(5,186,075)

	Weighted average number of shares outstanding
	—basic and diluted	10,599,810
	Net loss per share
	—basic and diluted	$(0.48)

	Weighted average number of shares outstanding exclusive of shares subject to possible redemption
	—basic and diluted	9,530,382

	Net loss per share not subject to possible redemption
	—basic and diluted	$(0.54)

Balance sheet data, As restated

December 31, 2005
Cash and cash equivalents	$1,855,394

Investments held in trust (including interest receivable of $39,444) and cash held in trust	117,990,384
Other Assets	106,751

Total Assets	$119,952,529

Total liabilities	$20,146,003
Common stock subject to possible redemption (including interest income)	23,522,278
Total stockholders’ equity	76,284,248

Total Liabilities and Stockholders’ equity	$119,952,529

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto to Item 8. “Financial Statements and Supplementary Data.”

Restatement of Financial Statements

We have restated our annual financial statements for the period ended December 31, 2005 to reflect the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and adjustment of the warrant liabilities to the fair value, and the resulting change is reported as gain or loss on the derivative liability. The Company had previously classified the value of these warrants to purchase common stock as equity. After further review, the Company has determined that these instruments should have been classified as liabilities and, therefore, the fair value of such instruments must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

The accompanying financial statements for the period ended December 31, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period ended December 31, 2005 are summarized below. See Note D to our Financial Statements for an explanation of these restatements. The following table shows the net impact of the restatements on our net income.

Statement of Operations

	For the period from April 12, 2005 (date of inception) through December 31, 2005
	As Previously Reported	Adjustment	As Restated
Operating costs	$(133,161)	$—	$(133,161)
Interest income	819,167	—	819,167
Loss on warrant liabilities	—	(5,460,000)	(5,460,000)
Income (loss) before provision for taxes	686,006	(5,460,000)	(4,773,994)
Provision for income taxes -current	(333,000)	—	(333,000)
-deferred	18,915	—	18,915
Net income (loss)	$371,921	$(5,460,000)	$(5,088,079)
Interest income attributable to common stock subject to possible conversion (net of taxes of $64,000)	(97,996)	—	(97,996)
Net income (loss) allocable to common stockholders not subject to possible conversion	$273,925	$(5,460,000)	$(5,186,075)
Weighted average number of shares outstanding
-basis	10,599,810		10,599,810
-diluted	11,050,752		10,599,810
Net income (loss) per share
-basic	$0.04		$(0.48)
-diluted	0.03		(0.48)
Weighted average number of shares outstanding exclusive of shares subject to possible redemption
-basic	9,530,382		9,530,382
-diluted	9,891,181		9,530,382
Net income (loss) per share not subject to possible redemption
-basic	$0.03		$(0.54)
-diluted	0.03		(0.54)

As a result of recording the change in the fair value of warrant liability, we reported a net loss for the period ended December 31, 2005 compared to net income as previously reported.  Therefore, the per share effect of potential common shares issued upon exercise of warrants, aggregating 42,000,000 shares, has not been included in diluted loss per share as the effect is anti-dilutive.

Balance Sheet Impact

The following table sets forth the effects for the restatement adjustment on the Company’s balance sheet as of December 31, 2005:

	December 31, 2005		December 31, 2005
	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,855,394	$—	$1,855,394
Prepaid expenses	72,122		72,122
Total current assets	1,927,516		1,927,516
Short-term investments held in Trust Account (including interest receivable of $39,444)(fair value $117,709,036)	117,709,036	—	117,709,036
Cash and cash equivalents held in trust	281,348	—	281,348
Deferred income tax benefit	34,629	—	34,629
Total assets	$119,952,529	$—	$119,952,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$34,289	$—	$34,289
Income tax payable-current	356,000	—	356,000
Deferred income tax	15,714	—	15,714
Warrant liabilities	—	19,740,000	19,740,000
Total current liabilities	406,003	19,740,000	20,146,003
Common Stock subject to possible redemption 4,197,900 shares	23,424,282	—	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $64,000)	97,996	—	97,996
Total common stock, subject to possible redemption	23,522,278	—	23,522,278
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock-$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock- $.0001 par value; 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625	—	2,625
Additional paid-in capital	95,747,698	(14,280,000)	81,467,698
Earnings (deficit) accumulated during the development stage	273,925	(5,460,000)	(5,186,075)
Total stockholders’ equity	96,024,248	(19,740,000)	76,284,248
Total liabilities and stockholders’ equity	$119,952,529	$—	$119,952,529

Except as otherwise clearly stated, all financial information contained in this Annual Report on Form 10-K/A gives effect to the restatements.

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

As described above, as a result of recording the change in the fair value of warrant liability, we reported a net loss for the period ended December 31, 2005

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fundraising simultaneously with the consummation of a business combination.

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

**   Incorporated by reference to exhibits of the same number filed with our Form 10-K on March 31, 2006..

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
Date: September 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JOEL R. JACKS	Chairman of the Board and Chief Executive Officer (Principal Executive	September 29, 2006
Joel R. Jacks	Officer)

/s/ PETER M. SCHULTE	President, Chief Financial Officer, Secretary and Director (Principal	September 29, 2006
Peter M. Schulte	Financial Officer)

/s/ EDWARD H. BERSOFF	Vice-Chairman	September 29, 2006
Edward H. Bersoff

/s/ JOSEPH A. SAPONARO	Director	September 29, 2006
Joseph A. Saponaro

/s/ EDWARD J. SMITH	Director	September 29, 2006
Edward J. Smith

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

As discussed in Note D to the accompanying financial statements, the Company has restated its financial statements for the period from April 12, 2005 (date of inception) through December 31, 2005, to reflect the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company as a liability at its fair value and the resulting change in its fair value as a loss on the derivative liability.

Eisner LLP

New York, New York

March 23, 2006, except for notes B(6), D and F which are dated September 27, 2006

Federal Services Acquisition Corporation
(a development stage company)

Balance Sheet

December 31, 2005

(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,855,394
Prepaid expenses	72,122

Total current assets	1,927,516

Short-term investments held in Trust Account (including interest receivable of $39,444) (fair value $117,709,036)	117,709,036
Cash and cash equivalents held in trust fund	281,348

Deferred income tax benefit	34,629

Total assets	$119,952,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$34,289
Income tax payable - current	356,000
Deferred income tax	15,714
Warrant liabilities	19,740,000

Total current liabilities	20,146,003

Common Stock, subject to possible redemption 4,197,900 shares	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $64,000)	97,996

Total common stock, subject to possible redemption	23,522,278

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS’ EQUITY:
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625
Additional paid-in capital	81,467,698
Deficit accumulated during the development stage	(5,186,075)

Total stockholders’ equity	76,284,248

$119,952,529

See notes to financial statements

Statement of Operations

For the period from April 12, 2005 (date of inception) through December 31, 2005

(Restated)

Expenses:
Operating costs	$133,161
Other income (loss):
Bank interest	8,783
Interest on cash and short term investments held in trust	810,384
Loss on warrant liabilities	(5,460,000)

Total other income (loss)	(4,640,833)

Loss before provision for taxes	(4,773,994)
Provision for income taxes
Current	(333,000)
Deferred	18,915

Net loss	(5,088,079)
Interest income attributable to common stock subject to possible redemption (net of taxes of $64,000)	(97,996)
Net loss allocable to common stockholders not subject to possible redemption	$(5,186,075)

Weighted average number of shares outstanding
—basic and diluted	10,599,810

Net loss per share
—basic and diluted	$(0.48)

Weighted average number of shares outstanding exclusive of shares subject to possible redemption
—basic and diluted	9,530,382

Net loss per share not subject to possible redemption
—basic and diluted	$(0.54)

See notes to financial statements.

Statement of changes in Stockholders’ Equity
For the period from April 12, 2005 (date of inception) through December 31, 2005

				Deficit
				accumulated
			Additional	during
	Common Stock		Paid-In	development
	Shares	Amount	Capital	stage	Total

Balance—April 12, 2005 (date of inception)
Initial capital from founding stockholders	5,250,000	$525	$5,475	$—	$6,000
Sale of 21,000,000 units (including 4,197,900 shares of common stock subject to possible redemption), net of underwriters’ discount and offering expenses	21,000,000	2,100	119,166,505	—	119,168,605
Reclassification of proceeds allocated to warrants — derivatives liability	—	—	(14,280,000)	—	(14,280,000)
Reclassification of 4,197,900 shares of common stock being subject to possible redemption			(23,424,282)	—	(23,424,282)
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(97,996)	(97,996)
Net loss for the period	—	—	—	(5,088,079)	(5,088,079)

Balance—December 31, 2005 (Restated)	26,250,000	$2,625	$81,467,698	$(5,186,075)	$76,284,248

See notes to financial statements

Statement of Cash Flows
For the period from April 12, 2005 (date of inception) through December 31, 2005

(Restated)

Cash flows from operating activities:
Net loss	$(5,088,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	(18,915)
Loss on warrant liabilities	5,460,000
Changes in:
Interest receivable	(39,444)
Prepaid expenses	(72,122)
Accrued expenses	34,289
Income taxes payable—current	356,000

Net cash provided by operating activities	631,729

Cash flows from investing activities:
Purchase of U.S. government securities held in Trust fund	(234,848,658)
Maturities of U.S. government securities held in Trust fund	117,179,066
Cash held in Trust Fund	(281,348)

Net cash used in investing activities	(117,950,940)

Cash flows from financing activities:
Proceeds from public offering, net of expenses	119,168,605
Proceeds from notes payable to stockholders	154,000
Repayment of notes to stockholders	(154,000)
Proceeds from sale of common stock to founders	6,000

Net cash provided by financing activities	119,174,605

Net increase in cash and cash equivalents	1,855,394
Cash and cash equivalents—beginning of period	—

Cash and cash equivalents—end of period	$1,855,394

Supplemental Disclosure of noncash activities:
Reclassification of common stock subject to possible redemption	$23,424,282
Accretion of trust fund relating to common stock subject to possible redemption	97,996
Warrant obligation in connection with sale of units in offering	14,280,000

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

On October 25, 2005, the Company consummated its initial public offering of 21,000,000 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00.

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

[6]    Accounting for Warrants and Derivative Instruments-Restatement:

As described in Note C, the Company sold units in the Offering which included warrants. The warrant agreement provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 42,000,000 warrants issued to purchase stock are separately accounted for as liabilities. The fair value of these warrants is shown on the Company’s balance sheet, and the unrealized changes in the values of these warrants are shown in the Company’s statement of operations as “Gain (loss) on warrant liabilities.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of a warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease, including the effect on the Company’s statement of operations.

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

NOTE D-RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of restatement items:

In September 2006, the Company concluded that it was necessary to restate its financial statements for the period ended December 31, 2005 to reflect the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review in connection with the preparation of Amendment No. 2 to the Proxy Statement related to the acquisition contemplated by the Stock Purchase Agreement dated April 19, 2006, by and among the Company, Advanced Technology Systems, Inc., a Virginia corporation (“ATS”) and shareholders of ATS, the Company has determined that these instruments should have been classified as liabilities and, therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each warrants or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

	At issuance date		At December 31, 2005
	per warrant	Total	per warrant	Total
Fair Value of warrants part of initial public offering unit 42,000,000 warrants	$0.34	$14,280,000	$0.47	$19,740,000

Statement of Operations

The accompanying financial statements for the period ended December 31, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period ended December 31, 2005 are summarized below. The following table shows the impact of the restatements on the statement of operations.

		For the period from April 12, 2005 (date of inception) through December 31, 2005
		As Previously Reported	Adjustment	As Restated
	Operating costs	$(133,161)	$—	$(133,161)
	Interest income	819,167		819,167
	Loss on warrant liabilities			(5,460,000)
	Income (loss) before provision for taxes	686,006	(5,460,000)	(4,773,994)
Provision for income taxes	-current	(333,000)	—	(333,000)
	-deferred	18,915	—	18,915
	Net income (loss)	371,921	(5,460,000)	(5,088,079)
	Interest income attributable to common stock subject to possible conversion (net of taxes of $64,000)	(97,996)	—	(97,996)
	Net income (loss) allocable to common stockholders not subject to possible conversion	$273,925	$(5,460,000)	$(5,186,075)
	Weighted average number of shares outstanding
	-basic	10,599,810		10,599,810
	-diluted	11,050,752		10,599,810
	Net income (loss) per share
	-basic	$0.04		$(0.48)
	-diluted	$0.03		$(0.48)
	Weighted average number of shares outstanding exclusive of shares subject to possible redemption
	-basic	9,530,382		9,530,382
	-diluted	9,891,181		9,530,382
	Net income (loss) per share not subject to possible redemption
	-basic	$0.03		$(0.54)
	-diluted	$0.03		$(0.54)

As a result of recording the change in the fair value of warrant liability, the Company has reported a net loss for the period ended December 31, 2005 compared to net income as previously reported. Therefore, the per share effect of potential common shares issued upon the exercise of warrants, aggregating 42,000,000 shares, have not been included in diluted loss per share as the effect is anti-dilutive.

Balance Sheet Impact

The following table set forth the effects for the restatement adjustment on the Company’s balance sheet as of December 31, 2005:

	December 31, 2005		December 31, 2005
	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,855,394	$—	$1,855,394
Prepaid expenses	72,122	—	72,122
Total current assets	1,927,516	—	1,927,516
Short-term investments held in Trust Account (including interest receivable of $39,444)(fair value $117,709,036)	117,709,036	—	117,709,036
Cash and cash equivalents held in trust	281,348	—	281,348
Deferred income tax benefit	34,629	—	34,629
Total assets	$119,952,529	—	$119,952,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$34,289	$—	$34,289
Income tax payable-current	356,000	—	356,000
Deferred income tax	15,714	—	15,714
Warrant liabilities	—	19,740,000	19,740,000
Total current liabilities	406,003	19,740,000	20,146,003
Common Stock subject to possible redemption 4,197,900 shares	23,424,282	—	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $64,000)	97,996	—	97,996
Total common stock, subject to possible redemption	23,522,278	—	23,522,278
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock-$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock- $.0001 par value; 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625	—	2,625
Additional paid-in capital	95,747,698	(14,280,000)	81,467,698
Earnings (deficit) accumulated during the development stage	273,925	(5,460,000)	(5,186,075)
Total stockholders’ equity	96,024,248	(19,740,000)	76,284,248
Total liabilities and stockholders’ equity	$119,952,529	$—	$119,952,529

NOTE E—INVESTMENTS HELD IN TRUST

The management of the Company intends to hold till maturity the investments held in the Trust Account which consists principally of short-term Treasury Bills.  These bills are purchased at a discount and the Company accretes the difference between the purchase price and the market price which is considered as interest income.

NOTE F—INCOME TAXES

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

The provision for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Period from April 12, 2005 (inception) to December 31, 2005

	As Reported	As Restated
Federal statutory rate	34.0%	(34.0)%
State and local income taxes, net of federal income tax benefit	11.8	1.7
Non deductible loss		38.9
	45.8%	6.6%

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