Form 10-Q/A
period 2006-03-31
Federal Services Acquisition CORP
filed 2006-09-29
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

FEDERAL SERVICES ACQUISITION CORPORATION

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as an Amendment to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2006. We are filing this Form 10-Q/A to restate our financial statements for the quarter ended March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review in connection with the preparation of Amendment Number 2 to the Proxy Statement related to the acquisition contemplated by the Stock Purchase Agreement dated as of April 19, 2006, by and among the Company, Advanced Technology Systems, Inc., a Virginia corporation (“ATS”) and shareholders of ATS, the Company has determined that these instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-Q/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations giving effect to the restated information, see “Restatement of 2006 Financial Statement” at Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Notes A(2),
C(2), C(3) and I to our Financial Statements.

This Form 10-Q/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I—Item 1. Financial Statements

Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, we are also including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q which was prepared and relates to the Company as of March 31, 2006. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our March 31, 2006 Form10-Q. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of May 15, 2006 (the original filing date of the March 31, 2006 Form 10-Q), and does not reflect events occurring after the filing of our March 31, 2006 Form 10-Q and does not modify or update those disclosures affected by subsequent events. Forward-looking statements made in the March 31, 2006 Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward-looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Balance Sheets as of March 31, 2006 (unaudited) and as of December 31, 2005, as restated
Condensed Statements of Operations (unaudited) for the three months ended March 31, 2006 and the period from April 12, 2005 (date of inception) through March 31, 2006, as restated

Condensed Statements of Changes in Stockholders’ Equity for the period from April 12, 2005 (date of inception) through December 31, 2005 and (unaudited) for the three months ended March 31, 2006, as restated

Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and the period from April 12, 2005 (date of inception) through March 31, 2006, as restated
Notes to Unaudited Financial Statements, as restated

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

SIGNATURES

Federal Services Acquisition Corporation
(a development stage company)
Condensed Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005
	(Restated)	(See Note I)
ASSETS
Current assets:
Cash and cash equivalents	$1,666,725	$1,855,394
Prepaid expenses	46,808	72,122
Total current assets	1,713,533	1,927,516
Short-term investments held in Trust Account (including interest receivable of $59,921 and $39,444, respectively) (fair value $118,280,141 and $117,709,036, respectively)	118,280,141	117,709,036
Cash and cash equivalents held in trust fund	452,086	281,348
Deferred income tax benefit	296,387	34,629
Total assets	$120,742,147	$119,952,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$425,519	$34,289
Income tax payable—current	427,111	356,000
Deferred income tax	27,036	15,714
Warrant liabilities	30,660,000	19,740,000
Total current liabilities	31,539,666	20,146,003
Common Stock, subject to possible redemption 4,197,900 shares	23,424,282	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $170,135 and $64,000, respectively)	227,089	97,996
Total common stock, subject to possible redemption	23,651,371	23,522,278
COMMITMENTS AND CONTINGENCIES (Note J)
STOCKHOLDERS’ EQUITY:
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625	2,625
Additional paid-in capital	81,467,698	81,467,698
Deficit accumulated during the development stage	(15,919,213)	(5,186,075)
Total stockholders’ equity	65,551,110	76,284,248
	$120,742,147	$119,952,529

See notes to condensed financial statements

Federal Services Acquisition Corporation
(a development stage company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months ended March 31, 2006	For the period from April 12, 2005 (date of inception) through March 31, 2006
	(Restated)	(Restated)
Expenses:
Operating costs	$610,197	$743,358
Other income (loss):
Bank interest	12,984	21,767
Interest on cash and short term investments held in trust	1,176,728	1,987,112
Loss on warrant liabilities	(10,920,000)	(16,380,000)
Total other income (loss)	(9,730,288)	(14,371,121)
Loss before provision for income taxes	(10,340,485)	(15,114,479)
Provision for income taxes:
Current	(513,996)	(846,996)
Deferred	250,436	269,351
Net loss	(10,604,045)	(15,692,124)
Interest income attributable to common stock subject to possible redemption (net of taxes of $106,135 and $170,135 respectively)	(129,093)	(227,089)
Net loss allocable to common stockholders not subject to possible redemption	$(10,733,138)	$(15,919,213)
Weighted average number of shares outstanding
—basic and diluted	26,250,000
Net loss per share
—basic and diluted	$(0.40)
Weighted average number of shares outstanding exclusive of shares subject to possible redemption
—basic and diluted	22,052,100
Net loss per share not subject to possible redemption
—basic and diluted	$(0.49)

See notes to condensed financial statements.

Federal Services Acquisition Corporation
(a development stage company)

Condensed Statements of Changes in Stockholders’ Equity
For the period from April 12, 2005 (date of inception) through March 31, 2006

	Common Stock		Additional Paid-In	Deficit accumulated during development
	Shares	Amount	Capital	stage	Total
Balance—April 12, 2005 (date of inception)
Initial capital from founding stockholders	5,250,000	$525	$5,475	$—	$6,000
Sale of 21,000,000 units (including 4,197,900 shares of common stock subject to possible redemption), net of underwriters’ discount and offering expenses	21,000,000	2,100	119,166,505	—	119,168,605
Reclassification of proceeds allocated to warrants—derivatives liability	—	—	(14,280,000)	—	(14,280,000)
Reclassification of 4,197,900 shares of common stock being subject to possible redemption	—	—	(23,424,282)	—	(23,424,282)
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(97,996)	(97,996)
Net loss for the period	—	—	—	(5,088,079)	(5,088,079)
Balance—December 31, 2005	26,250,000	2,625	81,467,698	(5,186,075)	76,284,248
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(129,093)	(129,093)
Net loss for the period	—	—	—	(10,604,045)	(10,604,045)
Balance—March 31, 2006 (Unaudited) (Restated)	26,250,000	$2,625	$81,467,698	$(15,919,213)	$65,551,110

See notes to condensed financial statements

Federal Services Acquisition Corporation
(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months ended March 31, 2006	For the period from April 12, 2005 (date of inception) through March 31, 2006
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(10,604,045)	$(15,692,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	(250,436)	(269,351)
Loss on warrant liabilities	10,920,000	16,380,000
Changes in:
Interest receivable	(20,477)	(59,921)
Prepaid expenses	25,314	(46,808)
Accrued expenses	391,230	425,519
Income taxes payable—current	71,111	427,111

Net cash provided by operating activities	532,697	1,164,426

Cash flows from investing activities:
Purchase of U.S. government securities held in Trust fund	(118,220,220)	(353,068,878)
Maturities of U.S. government securities held in Trust fund	117,669,592	234,848,658
Cash held in Trust Fund	(170,738)	(452,086)

Net cash used in investing activities	(721,366)	(118,672,306)

Cash flows from financing activities:
Proceeds from public offering, net of expenses	—	119,168,605
Proceeds from notes payable to stockholders	—	154,000
Repayment of notes to stockholders	—	(154,000)
Proceeds from sale of common stock to founders	—	6,000

Net cash provided by financing activities	—	119,174,605

Net (decrease) increase in cash and cash equivalents	(188,669)	1,666,725
Cash and cash equivalents—beginning of period	1,855,394	—

Cash and cash equivalents—end of period	$1,666,725	$1,666,725

Supplemental Disclosure:
Cash paid during the period for:
Income taxes	$442,885	$442,885
Non-cash activities:
Reclassification of common stock subject to possible redemption	$—	$23,424,282
Accretion of trust fund relating to common stock subject to possible redemption	129,093	227,089
Warrant obligation in connection with sale of units in offering	—	14,280,000

See notes to condensed financial statements.

FEDERAL SERVICES ACQUISITION CORPORATION
(a development stage company)

Notes to Condensed Financial Statements
March 31, 2006

NOTE A[1]—BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Federal Services Acquisition Corporation (the “Company”) and its results of operations and cash flows for the interim period presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Federal Services Acquisition Corporation’s audited financial statements for the period from April 12, 2005 (Date of Inception) to December 31, 2005 included on Form 10-K/A filed on September 29, 2006. The results of the Company’s operations for the interim period are not necessarily indicative of the operating results for the full year.

[2]   Restatement of previously issued financial statements:
In September 2006, the Company concluded that it was necessary to restate its annual financial statements for the period ended December 31, 2005 and for the interim periods ended March 31, 2006 and June 30, 2006 to reflect non-operating gains and losses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review in connection with the preparation of Amendment No. 2 to the Proxy Statement related to the acquisition contemplated by the Stock Purchase Agreement dated April 19, 2006 by and among the Company, Advanced Technology Systems, Inc., a Virginia corporation (“ATS”) and shareholders of ATS, the Company has determined that these instruments should have been classified as liabilities and, therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity. See Note I for the restatement and reclassifications.

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

[2]   Accounting for Warrants and Derivative Instruments:

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 42,000,000 warrants issued to purchase stock are separately accounted for as liabilities. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the values of these warrants are shown in the Company’s statement of operations as “Gain (loss) on warrant liabilities.” These warrants are freely traded on the “Over The Counter Bulletin Board”. Consequently, the fair value of these warrants are estimated as the market price of a warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease, including the effect on the Company’s statement of operations.

[3]   Loss per common share:

Basic loss per share is based on the weighted average number of common shares outstanding during the period. The per share effect of potential common shares issuable upon the exercise of warrants, aggregating 42,000,000 shares, have not been included because the effect would be anti-dilutive.

[4]    Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

[5]     Fair value of financial instruments:

The carrying amounts of the Company’s financial assets, including cash and cash equivalents and short term investments, approximate fair value because of their short term maturities.

[6]    Income taxes:

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

Deferred tax assets and liabilities at March 31, 2006 and December 31, 2005 consist of the following:

	As of March 31, 2006	As of December 31, 2005
Deferred tax assets — start up costs	$296,387	$34,629
Deferred tax liability — accrued interest receivable	(27,036)	(15,714)
Net deferred tax benefit	$269,351	$18,915

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

NOTE I—Restatement and reclassifications of previously issued financial statements

The accompanying financial statements for the three months ended March 31, 2006 have been restated to effect the changes described in Notes A(2) and C(3). The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to March 31, 2006 and for the three months ended March 31, 2006 is summarized below.

Statement of Operations

	For the period from April 12, 2005 (date of inception) through March 31, 2006
	As Previously Reported	Adjustment	As Restated
Operating costs	$(743,358)	$—	$(743,358)
Interest income	2,008,879	—	2,008,879
Loss on warrant liabilities	—	(16,380,000)	(16,380,000)
Income (loss) before provision for taxes	1,265,521	(16,380,000)	(15,114,479)
Provision for income taxes
—current	(846,996)	—	(846,996)
—deferred	269,351	—	269,351
Net income (loss)	687,876	(16,380,000)	(15,692,124)
Interest income attributable to common stock subject to possible conversion (net of taxes of $170,135	(227,089)	—	(227,089)
Net income (loss) allocable to common stockholders not subject to possible conversion	$460,787	$(16,380,000)	$(15,919,213)

	For the three months ended March 31, 2006
	As Previously Reported	Adjustment	As Restated
Operating costs	$(610,197)	$—	$(610,197)
Interest income	1,189,712	—	1,189,712
Loss on warrant liabilities	—	(10,920,000)	(10,920,000)
Income (loss) before provision for taxes	579,515	(10,920,000)	(10,340,485)
Provision for income taxes
—current	(513,996)	—	(513,996)
—deferred	250,436	—	250,436
Net income (loss)	315,955	(10,920,000)	(10,604,045)
Interest income attributable to common stock subject to possible conversion (net of taxes of $106,135)	(129,093)	—	(129,093)
Net income (loss) allocable to common stockholders not subject to possible conversion	$186,862	$(10,920,000)	$(10,733,138)

Weighted average number of shares outstanding
—basic	26,250,000		26,250,000
—diluted	30,343,863		26,250,000

Net income (loss) per share
—basic	$0.01		$(0.40)
—diluted	$0.01		$(0.40)

Weighted average number of shares outstanding exclusive of shares subject to possible redemption
—basic	22,052,100		22,052,100
—diluted	26,145,963		22,052,100

Net income (loss) per share not subject to possible redemption
—basic	$0.01		$(0.49)
—diluted	$0.01		$(0.49)

Balance Sheet Impact

The following table sets forth the effects for the restatement adjustment on the Company’s balance sheet as of March 31, 2006:

	March 31, 2006		March 31, 2006
	As Previously Reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,666,725	$—	$1,666,725
Prepaid expenses	46,808	—	46,808
Total current assets	1,713,533	—	1,713,533
Short-term investments held in Trust Account (including interest receivable of $59,921) (fair value $118,280,141)	118,280,141	—	118,280,141
Cash and cash equivalents held in trust	452,086	—	452,086
Deferred income tax benefit	296,387	—	296,387
Total assets	$120,742,147	$—	$120,742,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$425,519	$—	$425,519
Income tax payable-current	427,111	—	427,111
Deferred income tax	27,036	—	27,036
Warrant liabilities	—	30,660,000	30,660,000
Total current liabilities	879,666	30,660,000	31,539,666

Common stock, subject to possible redemption 4,197,900 shares	23,424,282	—	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $170,135)	227,089	—	227,089
Total common stock, subject to possible redemption	23,651,371	—	23,651,371

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value; 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625	—	2,625
Additional paid-in capital	95,747,698	(14,280,000)	81,467,698
Earnings (deficit) accumulated during the development stage	460,787	(16,380,000)	(15,919,213)
Total stockholders’ equity	96,211,110	(30,660,000)	65,551,110
Total liabilities and stockholders’ equity	$120,742,147	$—	$120,742,147

NOTE J—COMMITMENTS

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

NOTE K—COMMON STOCK RESERVED FOR ISSUANCE

At March 31, 2006, 42,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

NOTE L—FOUNDERS

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

NOTE M—SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A and the documents incorporated by reference into the Quarterly Report on Form 10-Q/A include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q/A, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us. The forward-looking events we discuss in this Quarterly Report on Form 10-Q/A speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Quarterly Report on Form 10-Q/A, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Federal Services Acquisition Corporation.

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

As described below, as a result of recording the change in the fair value of warrant liability, the Company has reported a net loss for the period ended March 31, 2006.

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

Restatement of Financial Statements

We have restated our annual financial statements for the period ended December 31, 2005 and for the interim periods ended March 31, 2006 and June 30, 2006 to reflect non-operating gains and loses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review in connection with the preparation of Amendment No. 2 to the Proxy Statement related to the acquisition contemplated by the Stock Purchase Agreement dated April 19, 2006 by and among the Company, Advanced Technology Systems, Inc., a Virginia corporation (“ATS”) and shareholders of ATS, the Company has determined that these instruments should have been classified as liabilities and, therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each warrants or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

The accompanying financial statements for the three months ended March 31, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to March 31 2006 and for the three months ended March 31, 2006 are summarized below. See Notes A(2), C(2), C(3) and I to our Financial Statements for an explanation of these restatements. The following table shows the net impact of the restatements on our net income.

Statement of Operations

	For the period from April 12, 2005 (date of inception) through March 31, 2006
	As Previously Reported	Adjustment	As Restated
Operating costs	$(743,358)	$—	$(743,358)
Interest income	2,008,879	—	2,008,879
Loss on warrant liabilities	—	(16,380,000)	(16,380,000)
Income (loss) before provision for taxes	1,265,521	(16,380,000)	(15,114,479)
Provision for income taxes
—current	(846,996)	—	(846,996)
—deferred	269,351	—	269,351
Net income (loss)	687,876	(16,380,000)	(15,692,124)
Interest income attributable to common stock subject to possible conversion (net of taxes of $170,135	(227,089)	—	(227,089)
Net income (loss) allocable to common stockholders not subject to possible conversion	$460,787	$(16,380,000)	$(15,919,213)

	For the three months ended March 31, 2006
	As Previously Reported	Adjustment	As Restated
Operating costs	$(610,197)	$—	$(610,197)
Interest income	1,189,712	—	1,189,712
Loss on warrant liabilities	—	(10,920,000)	(10,920,000)
Income (loss) before provision for taxes	579,515	(10,920,000)	(10,340,485)
Provision for income taxes
—current	(513,996)	—	(513,996)
—deferred	250,436	—	250,436
Net income (loss)	315,955	(10,920,000)	(10,604,045)
Interest income attributable to common stock subject to possible conversion (net of taxes of $106,135)	(129,093)	—	(129,093)
Net income (loss) allocable to common stockholders not subject to possible conversion	$186,862	$(10,920,000)	$(10,733,138)

Weighted average number of shares outstanding
—basic	26,250,000		26,250,000
—diluted	30,343,863		26,250,000

Net income (loss) per share
—basic	$0.01		$(0.40)
—diluted	$0.01		$(0.40)

Weighted average number of shares outstanding exclusive of shares subject to possible redemption
—basic	22,052,100		22,052,100
—diluted	26,145,963		22,052,100

Net income (loss) per share not subject to possible redemption
—basic	$0.01		$(0.49)
—diluted	$0.01		$(0.49)

As a result of recording the change in the fair value of warrant liability, the Company has reported a net loss for the period ended March 31, 2006 compared to net income as previously reported. Therefore, the per share effect of potential common shares issuable upon the exercise of warrants, aggregating 42,000,000 shares, have not been included in diluted loss per share as the effect is anti-dilutive.

Balance Sheet Impact

	March 31, 2006		March 31, 2006
	As Previously Reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,666,725	$—	$1,666,725
Prepaid expenses	46,808	—	46,808
Total current assets	1,713,533	—	1,713,533
Short-term investments held in Trust Account (including interest receivable of $59,921) (fair value $118,280,141)	118,280,141	—	118,280,141
Cash and cash equivalents held in trust	452,086	—	452,086
Deferred income tax benefit	296,387	—	296,387
Total assets	$120,742,147	$—	$120,742,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$425,519	$—	$425,519
Income tax payable-current	427,111	—	427,111
Deferred income tax	27,036	—	27,036
Warrant liabilities	—	30,660,000	30,660,000
Total current liabilities	879,666	30,660,000	31,539,666

Common Stock, subject to possible redemption 4,197,900 shares	23,424,282	—	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $170,135)	227,089	—	227,089
Total common stock, subject to possible redemption	23,651,371	—	23,651,371

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value; 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625	—	2,625
Additional paid-in capital	95,747,698	(14,280,000)	81,467,698
Earnings (deficit) accumulated during the development stage	460,787	(16,380,000)	(15,919,213)
Total stockholders’ equity	96,211,110	(30,660,000)	65,551,110
Total liabilities and stockholders’ equity	$120,742,147	$—	$120,742,147

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1.A. Risk Factors.

In addition to the risk factors contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on September     , 2006, you should consider the following risk factors relating to the business of ATS:

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

Date: September 29, 2006