Form 10-Q/A
period 2006-06-30
Federal Services Acquisition CORP
filed 2006-09-29
CIK 1325460

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

FEDERAL SERVICES ACQUISITION CORPORATION

Table of Contents

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as an Amendment to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on August 10, 2006. We are filing this Form 10-Q/A to restate our financial statements for the quarter ended June 30, 2006 to reflect non-operating gains and losses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review in connection with the preparation of Amendment Number 2 to the Proxy Statement related to the acquisition contemplated in the Stock Purchase Agreement dated April 19, 2006, by and among the Company, Advanced Technology Systems, Inc., a Virginia corporation (“ATS”) and shareholders of ATS, the Company has determined that these instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-Q/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for 2006 giving effect to the restated information, see “Restatement of 2006 Financial Statements” at Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Notes A(2), C(2), C(3) and I to our Financial Statements.

This Form 10-Q/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, we are also including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q which was prepared and relates to the Company as of June 30, 2006. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement, and no attempt has been made to modify or update other disclosures presented in our June 30, 2006 Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of August 10, 2006 (the original filing date of the June 30, 2006 Form 10-Q), and does not reflect events occurring after the filing of our June 30, 2006 Form 10-Q and does not modify or update those disclosures affected by subsequent events. Forward-looking statements made in the June 30, 2006 Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward-looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Balance Sheets as of June 30, 2006 (unaudited) and as of December 31, 2005, as restated

Condensed Statements of Operations (unaudited) for the three months ended June 30, 2006, for the six months ended June 30, 2006, for the period from April 12, 2005 (date of inception) through June 30, 2005 and for the period from April 12, 2005 (date of inception) through June 30, 2006, as restated

Condensed Statements of Changes in Stockholders’ Equity for the period from April 12, 2005 (date of inception) through December 31, 2005 and (unaudited) for the six months ended June 30, 2006, as restated

Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2006, for the period from April 12, 2005 (date of inception) through June 30, 2005 and for the period from April 12, 2005 (date of inception) through June 30, 2006, as restated

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

SIGNATURES

Federal Services Acquisition Corporation

(a development stage company)

Condensed Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited) (Restated)	(See Note I)
ASSETS
Current assets:
Cash and cash equivalents	$1,299,534	$1,855,394
Prepaid expenses	25,616	72,122
Prepaid income tax	66,004	—

Total current assets	1,391,154	1,927,516

Short-term investments held in Trust Account (including interest receivable of $611,123 and $39,444, respectively) (fair value $119,010,275 and $117,709,036, respectively)	119,010,275	117,709,036
Cash and cash equivalents held in trust fund	264,419	281,348

Deferred income tax benefit	410,705	34,629
Deferred acquisition costs	614,625	—

Total assets	$121,691,178	$119,952,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$923,951	$34,289
Income tax payable—current	19,412	356,000
Deferred income tax	275,738	15,714
Warrant liabilities	18,900,000	19,740,000

Total current liabilities	20,119,101	20,146,003

Common Stock, subject to possible redemption 4,197,900 shares	23,424,282	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $294,871 and $64,000, respectively)	378,808	97,996

Total common stock, subject to possible redemption	23,803,090	23,522,278

COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS’ EQUITY:
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625	2,625
Additional paid-in capital	81,467,698	81,467,698
Deficit accumulated during the development stage	(3,701,336)	(5,186,075)

Total stockholders’ equity	77,768,987	76,284,248

	$121,691,178	$119,952,529

See notes to condensed financial statements

Federal Services Acquisition Corporation

(a development stage company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months ended June 30, 2006	For the Six Months ended June 30, 2006	For the period from April 12, 2005 (date of inception) through June 30, 2005	For the period from April 12, 2005 (date of inception) through June 30, 2006
	Restated	Restated		Restated
Expenses:
Operating costs	$283,424	$893,621	$(1,000)	$1,026,782
Other income (loss):
Bank interest	11,233	24,217	44	33,000
Interest on cash and short term investments held in trust	1,382,968	2,559,696	0	3,370,080
Gain (loss) on warrant liabilities	11,760,000	840,000	0	(4,620,000)

Total other income (loss)	13,154,201	3,423,913	44	(1,216,920)

Income (loss) before provision for taxes	12,870,777	2,530,292	(956)	(2,243,702)
(Provision) benefit for income taxes
Current	(366,797)	(880,793)	0	(1,213,793)
Deferred	(134,384)	116,052	0	134,967
Net income (loss)	12,369,596	1,765,551	(956)	(3,322,528)
Weighted average number of shares outstanding—basic	26,250,000	26,250,000	5,250,000

Net income per share—basic	$0.47	$0.07	0.00

Net income	$11,369,596	1,765,551
Gain on derivative liabilities attributed to warrants	11,760,000	840,000
Adjusted net income - for diluted earnings	$609,596	$925,551
Weighted average shares outstanding	26,250,000	26,250,000	5,250,000
Shares from assumed conversion of warrants	4,298,025	4,162,162	0
Weighted average number of shares outstanding - diluted	30,548,025	30,412,162	5,250,000
Net income per share - diluted	$0.02	$.03	$0.00

See notes to condensed financial statements

Federal Services Acquisition Corporation

(a development stage company)

Condensed Statements of Changes in Stockholders’ Equity
For the period from April 12, 2005 (date of inception) through June 30, 2006

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance—April 12, 2005 (date of inception)

Initial capital from founding stockholders	5,250,000	$525	$5,475	$—	$6,000
Sale of 21,000,000 units (including 4,197,900 shares of common stock subject to possible redemption), net of underwriters’ discount and offering expenses	21,000,000	2,100	119,166,505	—	119,168,605
Reclassification of proceeds allocated to warrants - derivatives liability	—	—	(14,280,000)	—	(14,280,000)
Reclassification of 4,197,900 shares of common stock being subject to possible redemption	—	—	(23,424,282)	—	(23,424,282)
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(97,996)	(97,996)
Net loss for the period	—	—	—	(5,088,079)	(5,088,079)
Balance—December 31, 2005	26,250,000	2,625	81,467,698	(5,186,075)	76,284,248

Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(280,812)	(280,812)
Net income for the period	—	—	—	1,765,551	1,765,551

Balance—June 30, 2006 (Unaudited) (Restated)	26,250,000	$2,625	$81,467,698	$(3,701,336)	$77,768,987

See notes to condensed financial statements

Federal Services Acquisition Corporation

(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months ended June 30, 2006	For the period from April 12, 2005 (date of inception) through June 30, 2005	For the period from April 12, 2005 (date of inception) through June 30, 2006
	(Restated)		(Restated)
Cash flows from operating activities:

Net income (loss)	$1,765,551	$(956)	$(3,322,528)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(116,052)	—	(134,967)
(Gain) Loss on warrant liabilities	(840,000)	—	4,620,000
Changes in:
Interest receivable	(571,679)	—	(611,123)
Prepaid expenses	46,506	—	(25,616)
Accrued expenses	889,662	1,000	923,951
Income taxes payable—current	(402,592)	—	(46,592)

Net cash provided by operating activities	771,396	44	1,403,125

Cash flows from investing activities:
Purchase of U.S. government securities held in Trust fund	(236,619,372)	—	(471,468,030)
Maturities of U.S. government securities held in Trust fund	235,889,812	—	353,068,878
Cash held in Trust Fund	16,929	—	(264,419)
Deferred acquisition costs	(614,625)	—	(614,625)

Net cash used in investing activities	(1,327,256)	—	(119,278,196)

Cash flows from financing activities:
Proceeds from public offering, net of expenses	—	—	119,168,605
Proceeds from notes payable to stockholders	—	154,000	154,000
Repayment of notes to stockholders	—	—	(154,000)
Payments of deferred offering costs	—	(103,494)	—
Proceeds from sale of common stock to founders	—	6,000	6,000

Net cash provided by financing activities	—	56,506	119,174,605

Net (decrease) increase in cash and cash equivalents	(555,860)	56,550	1,299,534
Cash and cash equivalents—beginning of period	1,855,394	—	—

Cash and cash equivalents—end of period	$1,299,534	$56,550	$1,299,534

Supplemental Disclosure of noncash activities:
Cash paid during the period for:
Income taxes	$1,283,385	$—	$1,283,385
Non-cash activities:
Reclassification of common stock subject to possible redemption	$—	$—	$23,424,282
Accretion of trust fund relating to common stock subject to possible redemption	$280,812	$—	$378,808
Warrant obligation in connection with sale of units in offering	$—	$—	$14,280,000

See notes to condensed financial statements

FEDERAL SERVICES ACQUISITION CORPORATION

(a development stage company)

Notes to Condensed Financial Statements

June 30, 2006

NOTE A(1)—BASIS OF PRESENTATION

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

(2) RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In September 2006, the Company concluded that it was necessary to restate its annual financial statements for the period ended December 31, 2005 and for the interim periods ended March 31, 2006 and June 30, 2006 to reflect non-operating gains and losses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review in connection with the presentation of Amendment No. 2 to the Proxy Statement related to the acquisition contemplated by the Stock Purchase Agreement dated April 19, 2006 by and among the Company, Advanced Technology Systems, Inc., a Virginia corporation (“ATS”) and shareholders of ATS, the Company has determined that these instruments should have been classified as liabilities and, therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity. See Note I for the restatement and reclassifications.

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

[2]   Accounting for Warrants and Derivative Instruments:

On October 25, 2005, the Company consummated its initial public offering of 21,000,000 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase form the Company one share of its common stock at an exercise price of $6.00. The warrant agreement provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant excersise.

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

[3]   Income (Loss) per common share:

Basic income/loss per share is based on the weighted average number of common shares outstanding during the period. The per share effects of potential common shares such as warrants, aggregating 4,298,025 shares, have been included for the three months ended June 30, 2006 and 4,162,162 shares for the six months ended June 30, 2006. These potential shares have not been included in the other reporting periods because the effect would be anti-dilutive.

The following table presents pro forma income per share attributable to common stockholders subject to possible conversion and not subject to possible conversion:

	Three months ended June 30, 2006	Six months ended June 30, 2006

Net income	$12,369,596	1,765,551

Interest income attributable to common stock subject to possible conversion	$(151,719)	$(280,812)

Pro forma net income attributable to common stockholders not subject to possible conversion	$12,217,877	$1,484,739

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - basic	22,052,100	22,052,100

Pro forma net income per share, excluding shares subject to possible conversion - basic	$0.55	$0.07

Net income	$12,369,596	$1,765,551

Interest income attributable to common stock subject to possible conversion	(151,719)	(280,812)

Gain on derivative liabilities attributed to warrants	(11,760,000)	(840,000)

Pro forma net income attributable to common stockholders not subject to possible conversion less gain on derivative liabilities attributed to warrants	$457,877	$644,739

Pro forma weighted average number of shares outstanding excluding shares subject to possible conversion - basic	22,052,100	22,052,100

Shares from assumed conversion on warrants	4,298,025	4,162,162

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - diluted	26,350,125	26,214,262

Pro forma net income per share, excluding shares subject to possible conversion - diluted	$0.02	$0.02

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

[7]    New Accounting Pronouncement:

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

NOTE F—INCOME TAXES

The provision for income taxes and the deferred tax liability (benefit) for the three months and the six months ending June 30, 2006, respectively, consists of the following:

	For the Three Months ending June 30, 2006	For the Six Months ending June 30, 2006
Current

Federal	$229,831	$551,893
State and local	136,966	328,900
Total current income tax	$366,797	$880,793

Deferred tax provision (benefit)
Federal	$84,203	$(75,094)
State and local	50,181	(40,958)
Total deferred tax provision (benefit)	$134,385	$(116,052)

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

NOTE I - RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The accompanying financial statements for the three and six months ended June 30, 2006 have been restated to effect the changes described in Notes A(2) and C(2). The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to June 30, 2006 and for the three and six months ended June 30, 2006 is summarized below.

Statement of Operations

		For the period from April 12, 2005 (date of inception) through June 30, 2006
		As Previously
		Reported	Adjustment	As Restated
	Operating costs	$(1,026,782)	$—	$(1,026,782)
	Interest income	3,403,080	—	3,403,080
	Loss on warrant liabilities	—	(4,620,000)	(4,620,000)
	Income (loss) before provision for taxes	2,376,298	(4,620,000)	(2,243,702)
Provision for income taxes	-current	(1,213,793)	—	(1,213,793)
	-deferred	134,967	—	134,967
	Net income (loss)	1,297,472	(4,620,000)	(3,322,528)
	Interest income attributable to common stock subject to possible conversion (net of taxes of $294,871)	(378,808)	—	(378,808)
	Net income (loss) allocable to common stockholders not subject to possible conversion	$918,664	$(4,620,000)	$(3,701,336)

		For the three months ended June 30, 2006
		As Previously
		Reported	Adjustment	As Restated
	Operating costs	$(283,424)	$—	$(283,424)
	Interest income	1,394,201	—	1,394,201
	Gain on warrant liabilities	—	11,760,000	11,760,000
	Income before provision for taxes	1,110,777	11,760,000	12,870,777
Provision for income taxes	-current	(366,797)	—	(366,797)
	-deferred	(134,384)	—	(134,384)
	Net income	609,596	11,760,000	12,369,596
	Interest income attributable to common stock subject to possible conversion (net of taxes of $124,736)	(151,719)	—	(151,719)
	Net income allocable to common stockholders not subject to possible conversion	$457,877	$11,760,000	$12,217,877
	Weighted average number of shares outstanding
	-basic	26,250,000		26,250,000

	-diluted	30,548,025		30,548,025

	Net income per share
	-basic	$0.02		$0.47

	-diluted	$0.02		$0.02

	Weighted average number of shares outstanding exclusive of shares subject to possible redemption
	-basic	22,052,100		22,052,100

	-diluted	26,350,125		26,350,125

	Net income per share not subject to possible redemption
	-basic	$0.02		$0.55

	-diluted	$0.02		$0.02

		For the six months ended June 30, 2006
		As Previously
		Reported	Adjustment	As Restated
	Operating costs	$(893,621)	$—	$(893,621)
	Interest income	2,583,913	—	2,583,913
	Gain on warrant liabilities	—	840,000	840,000
	Income before provision for taxes	1,690,292	840,000	2,530,292
Provision for income taxes	-current	(880,793)	—	(880,793)
	-deferred	116,052	—	116,052
	Net income	925,551	840,000	1,765,551
	Interest income attributable to common stock subject to possible conversion (net of taxes of $230,871)	(280,812)	—	(280,812)
	Net income allocable to common stockholders not subject to possible conversion	$644,739	$840,000	$1,484,739
	Weighted average number of shares outstanding
	-basic	26,250,000		26,250,000

	-diluted	30,412,162		30,412,162

	Net income per share
	-basic	$0.04		$0.07

	-diluted	$0.03		$0.03

	Weighted average number of shares outstanding exclusive of shares subject to possible redemption
	-basic	22,052,100		22,052,100

	-diluted	26,214,262		26,214,262

	Net income per share not subject to possible redemption
	-basic	$0.03		$0.07

	-diluted	$0.02		$0.02

Balance Sheet Impact

The following table sets forth the effects for the restatement adjustment on the Company’s balance sheet as of June 30, 2006:

	June 30, 2006
	As Previously		June, 2006
	Reported	Adjustment	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,299,534	$—	$1,299,534
Prepaid expenses	25,616	—	25,616
Prepaid income taxes	66,004	—	66,004
Total current assets	1,391,154	—	1,391,154
Short-term investments held in Trust Account (including interest receivable of $611,123)(fair value $119,010,275)	119,010,275	—	119,010,275
Cash and cash equivalents held in trust	264,419	—	264,419
Deferred income tax benefit	410,705	—	410,705
Deferred acquisition costs	614,625	—	614,625
Total assets	$121,691,178	$—	$121,691,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$923,951	$—	$923,951
Income tax payable-current	19,412	—	19,412
Deferred income tax	275,738	—	275,738
Warrant liabilities	—	18,900,000	18,900,000
Total current liabilities	1,219,101	18,900,000	20,119,101
Common Stock, subject to possible redemption 4,197,900 shares	23,424,282	—	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $294,871)	378,808	—	378,808
Total common stock, subject to possible redemption	23,803,090	—	23,803,090

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock- $.0001 par value, 1,000,000 shares authorized; 0 issued and outstanding
Common stock- $.0001 par value; 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625		2,625
Additional paid-in capital	95,747,698	(14,280,000)	81,467,698
Earnings (deficit) accumulated during the development stage	918,664	(4,620,000)	(3,701,336)
Total stockholders’ equity	96,668,987	(18,900,000)	77,768,987
Total liabilities and stockholders’ equity	$121,691,178	$—	$121,691,178

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

NOTE M—PROPOSED ACQUISITION OF ADVANCED TECHNOLOGY SYSTEMS, INC.

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

NOTE N—DEFERRED ACQUISITION COSTS

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

As described below, as a result of recording the change in the fair value of warrant liability, the Company has reported a net loss for the period ended June 30, 2006.

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

Restatement of Financial Statements

We have restated our annual financial statements for the period ended December 31, 2005 and for the interim periods ended March 31, 2006 and June 30, 2006 to reflect non-operating gains and loses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review in connection with the preparation of Amendment No. 2 to the Proxy Statement related to the acquisition contemplated by the Stock Purchase Agreement by and among the Company, Advanced Technology Systems, Inc., a Virginia corporation ("ATS"), and shareholders of ATS, the Company has determined that these instruments should have been classified as liabilities and, therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each warrants or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

The accompanying financial statements for the three and six months ended June 30, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to June 30, 2006 and for the three and six months ended June 30, 2006 are summarized below. See Notes A(2), C (2), C(3) and I to our Financial Statements for an explanation of these restatements. The following table shows the net impact of the restatements on our net income.

Statement of Operations

		For the period from April 12, 2005 (date of inception) through June 30, 2006
		As Previously
		Reported	Adjustment	As Restated
	Operating costs	$(1,026,782)	$—	$(1,026,782)
	Interest income	3,403,080		3,403,080
	Loss on warrant liabilities	—	(4,620,000)	(4,620,000)
	Income (loss) before provision for taxes	2,376,298	(4,620,000)	(2,243,702)
Provision for income taxes	-current	(1,213,793)		(1,213,793)
	-deferred	134,967	—	134,967
	Net income (loss)	1,297,472	(4,620,000)	(3,322,528)
	Interest income attributable to common stock subject to possible conversion (net of taxes of $294,871)	(378,808)	—	(378,808)
	Net income (loss) allocable to common stockholders not subject to possible conversion	$918,664	$(4,620,000)	$(3,701,336)

		For the three months ended June 30, 2006
		As Previously
		Reported	Adjustment	As Restated
	Operating costs	$(283,424)	$—	$(283,424)
	Interest income	1,394,201	—	1,394,201
	Gain on warrant liabilities	—	11,760,000	11,760,000
	Income before provision for taxes	1,110,777	11,760,000	12,870,777)
Provision for income taxes	-current	(366,797)	—	(366,797)
	-deferred	(134,384)	—	(134,384)
	Net income	609,596	11,760,000	12,369,596
	Interest income attributable to common stock subject to possible conversion (net of taxes of $124,736)	(151,719)	—	(151,719)
	Net income allocable to common stockholders not subject to possible conversion	$457,877	$11,760,000	$12,217,877
	Weighted average number of shares outstanding
	-basic	26,250,000		26,250,000

	-diluted	30,548,025		30,548,025

	Net income per share
	-basic	$0.02		$0.47

	-diluted	$0.02		$0.02

	Weighted average number of shares outstanding exclusive of shares subject to possible redemption
	-basic	22,052,100		22,052,100

	-diluted	26,350,125		26,350,125

	Net income per share not subject to possible redemption
	-basic	$0.02		$0.55

	-diluted	$0.02		$0.02

		For the six months ended June 30, 2006
		As Previously
		Reported	Adjustment	As Restated
	Operating costs	$(893,621)	$—	$(893,621)
	Interest income	2,583,913	—	2,583,913
	Gain on warrant liabilities	—	840,000	840,000
	Income before provision for taxes	1,690,292	840,000	2,530,292
Provision for income taxes	-current	(880,793)	—	(880,793)
	-deferred	116,052	—	116,052
	Net income	925,551	840,000	1,765,551
	Interest income attributable to common stock subject to possible conversion (net of taxes of $230,871)	(280,812)	—	(280,812)
	Net income allocable to common stockholders not subject to possible conversion	$644,739	$840,000	$1,484,739
	Weighted average number of shares outstanding
	-basic	26,250,000		26,250,000

	-diluted	30,412,162		30,412,162

	Net income per share
	-basic	$0.04		$0.07

	-diluted	$0.03		$0.03

	Weighted average number of shares outstanding exclusive of shares subject to possible redemption
	-basic	22,052,100		22,052,100

	-diluted	26,214,262		26,214,262

	Net income per share not subject to possible redemption
	-basic	$0.03		$0.07

	-diluted	$0.02		$0.02

Balance Sheet Impact

The following table sets forth the effects for the restatement adjustment on the company’s balance sheet as of June 30, 2006:

	June 30, 2006
	As Previously		June 30, 2006
	Reported	Adjustment	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,299,534	$—	$1,299,534
Prepaid expenses	25,616	—	25,616
Prepaid income taxes	66,004	—	66,004
Total current assets	1,391,154		1,391,154
Short-term investments held in Trust Account (including interest receivable of $611,123)(fair value $119,010,275)	119,010,275	—	119,010,275
Cash and cash equivalents held in trust	264,419	—	264,419
Deferred income tax benefit	410,705	—	410,705
Deferred acquisition costs	614,625	—	614,625
Total assets	$121,691,178	$—	$121,691,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$923,951	$—	$923,951
Income tax payable-current	19,412	—	19,412
Deferred income tax	275,738	—	275,738
Warrant liabilities	—	18,900,000	18,900,000
Total current liabilities	1,219,101	18,900,000	20,119,101
Common Stock, subject to possible redemption 4,197,900 shares	23,424,282	—	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $294,871)	378,808	—	378,808
Total common stock, subject to possible redemption	23,803,090	—	23,803,090

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock- $.0001 par value, 1,000,000 shares authorized; 0 issued and outstanding
Common stock- $.0001 par value; 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625	—	2,625
Additional paid-in capital	95,747,698	(14,280,000)	81,467,698
Earnings (deficit) accumulated during the development stage	918,664	(4,620,000)	(3,701,336)
Total stockholders’ equity	96,668,987	(18,900,000)	77,768,987
Total liabilities and stockholders’ equity	$121,691,178	$—	$121,691,178

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

In addition to our risk factors contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on September      , 2006, you should consider the following risk factors relating to the business and our proposed acquisition of ATS:

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