Form 10-Q
period 2006-09-30
Federal Services Acquisition CORP
filed 2006-10-24
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated” filer in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐   Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of October 24, 2006 was 26,250,000.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2006 (unaudited) and as of December 31, 2005	3

	Condensed Statements of Operations (unaudited) for the three months ended September 30, 2006, for the three months ended September 30, 2005, for the nine months ended September 30, 2006, for the period from April 12, 2005 (date of inception) through September 30, 2005 and for the period from April 12, 2005 (date of inception) through September 30, 2006	4

	Condensed Statements of Changes in Stockholders’ Equity for the period from April 12, 2005 (date of inception) through December 31, 2005 and (unaudited) for the nine months ended September 30, 2006	5

	Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2006, for the period from April 12, 2005 (date of inception) through September 30, 2005 and for the period from April 12, 2005 (date of inception) through September 30, 2006,	6

	Notes to Condensed Unaudited Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17-28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults upon Senior Securities	29

Item 4.	Submission of Matters to Vote by Securities Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29-30

SIGNATURES		31

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

Federal Services Acquisition Corporation
(a development stage company)
Condensed Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,033,477	$1,855,394
Prepaid expenses	4,192	72,122

Total current assets	1,037,669	1,927,516

Short-term investments held in Trust Account (including interest receivable of $168,319 and $39,444, respectively) (fair value $120,067,505 and $117,709,036, respectively)	120,067,505	117,709,036
Cash and cash equivalents held in trust fund	12,187	281,348

Deferred income tax benefit	443,344	34,629
Deferred acquisition costs	1,154,976	—
Total assets	$122,715,681	$119,952,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$1,268,456	$34,289
Income tax payable—current	160,786	356,000
Deferred income tax	75,946	15,714
Warrant liabilities	14,700,000	19,740,000
Total current liabilities	16,205,188	20,146,003

Common Stock, subject to possible redemption 4,197,900 shares	23,424,282	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $424,728 and $64,000, respectively)	536,756	97,996

Total common stock, subject to possible redemption	23,961,038	23,522,278

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS’ EQUITY:
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625	2,625
Additional paid-in capital	81,467,698	81,467,698
Retained earnings (deficit) accumulated during the development stage	1,079,132	(5,186,075)

Total stockholders’ equity	82,549,455	76,284,248

	$122,715,681	$119,952,529

See notes to condensed financial statements

Federal Services Acquisition Corporation
(a development stage company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months ended September 30, 2006	For the Three Months ended September 30, 2005	For the Nine Months ended September 30, 2006	For the period from April 12, 2005 (date of inception) through September 30, 2005	For the period from April 12, 2005 (date of inception) through September 30, 2006
Expenses:
Operating costs	$102,400	$—	$996,021	$1,000	$1,129,182
Other income:
Bank interest	9,016	48	33,233	92	42,016
Interest on cash and short term investments held in trust	1,439,747	—	3,999,443	—	4,809,827
Gain (loss) on warrant liability	4,200,000	—	5,040,000	—	(420,000

Total other income	5,648,763	48	9,072,676	92	4,431,843

Income (loss) before provision for taxes	5,546,363	48	8,076,655	(908)	3,302,661
(Provision) benefit for income taxes
Current	(840,378)	—	(1,721,171)	—	(2,054,171
Deferred	232,431	—	348,483	—	367,398

Net income (loss)	4,938,416	48	6,703,967	(908)	1,615,888
Weighted average number of shares outstanding—basic	26,250,000	5,250,000	26,250,000	5,250,000

Net income per share—basic	$0.19	$0.00	$0.26	$0.00

Net income	$4,938,416		$6,703,967

Gain on derivative liabilities attributed to warrants	4,200,000		5,040,000
Adjusted net income—for diluted earnings	$738,416		$1,663,967
Weighted average shares outstanding	26,250,000	5,250,000	26,250,000	5,250,000
Shares from assumed conversion of warrants	3,111,111	—	3,818,182	—
Weighted average number of shares outstanding—diluted	29,361,111	5,250,000	30,068,182	5,250,000
Net income per share—diluted	$0.03	$0.00	$0.06	$0.00

See notes to condensed financial statements

Federal Services Acquisition Corporation
(a development stage company)
Condensed Statements of Changes in Stockholders’ Equity
For the period from April 12, 2005 (date of inception) through September 30, 2006

	Common Stock		Additional Paid-In	(Deficit) Income Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance—April 12, 2005 (date of inception)
Initial capital from founding stockholders	5,250,000	$525	$5,475	$—	$6,000
Sale of 21,000,000 units (including 4,197,900 shares of common stock subject to possible redemption), net of underwriters’ discount and offering expenses	21,000,000	2,100	119,166,505	—	119,168,605
Reclassification of proceeds allocated to warrants - derivatives liability	—	—	(14,280,000)	—	(14,280,000)
Reclassification as a result of 4,197,900 shares of common stock being subject to possible redemption	—	—	(23,424,282)	—	(23,424,282)
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(97,996)	(97,996)
Net income for the period	—	—	—	(5,088,079)	(5,088,079)
Balance—December 31, 2005	26,250,000	2,625	81,467,698	(5,186,075)	76,284,248

Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(438,760)	(438,760)
Net income for the period	—	—	—	6,703,967	6,703,967

Balance—September 30, 2006 (Unaudited)	26,250,000	$2,625	$81,467,698	$1,079,132	$82,549,455

See notes to condensed financial statements

Federal Services Acquisition Corporation
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months ended September 30, 2006	For the period from April 12, 2005 (date of inception) through September 30, 2005	For the period from April 12, 2005 (date of inception) through September 30, 2006
Cash flows from operating activities:
Net income (loss)	$6,703,967	$(908)	$1,615,888
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(348,483)	—	(367,398)
(Gain) Loss on warrant liabilities	(5,040,000)	—	420,000
Changes in:
Interest receivable	(128,876)	—	(168,319)
Prepaid expenses	67,930	—	(4,192)
Accrued expenses	1,234,167	1,000	1,268,456
Income taxes payable—current	(195,214)	—	160,786

Net cash provided by operating activities	2,293,491	92	2,925,221

Cash flows from investing activities:
Purchase of U.S. government securities held in Trust fund	(595,573,920)	—	(830,422,578)
Maturities of U.S. government securities held in Trust fund	593,344,327	—	710,523,392

Cash held in Trust Fund	269,161	—	(12,187)
Deferred acquisition costs	(1,154,976)	—	(1,154,976)

Net cash used in investing activities	(3,115,408)	—	(121,066,349)

Cash flows from financing activities:
Proceeds from public offering, net of expenses	—	—	119,168,605
Proceeds from notes payable to stockholders	—	154,000	154,000
Repayment of notes to stockholders	—	—	(154,000)
Payments of deferred offering costs	—	(103,494)	—
Proceeds from sale of common stock to founders	—	6,000	6,000

Net cash provided by financing activities	—	56,506	119,174,605

Net (decrease) increase in cash and cash equivalents	(821,917)	56,598	1,033,477
Cash and cash equivalents—beginning of period	1,855,394	—	—

Cash and cash equivalents—end of period	$1,033,477	$56,598	$1,033,477

Supplemental Disclosure of noncash activities:
Cash paid during the period for:
Income taxes	$1,916,385	$—	$1,916,385
Non-cash activities:
Reclassification of common stock subject to possible redemption	$—	$—	$23,424,282
Accretion of trust fund relating to common stock subject to possible redemption	438,760	—	536,756

Warrant obligation in connection with sale of units in offering	—	—	14,280,000
Accrued offering costs	—	280,000	—

See notes to condensed financial statements

FEDERAL SERVICES ACQUISITION CORPORATION

(a development stage company)

Notes to Condensed Unaudited Financial Statements

September 30, 2006

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

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on October 19, 2005.  The Company consummated the offering on October 25, 2005 and received net proceeds of $119,169,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the federal services and defense industries (“Business Combination”). Nonetheless, there is no assurance that the Company will be able to successfully effect a Business Combination. As of September 30, 2006, an amount of $120,079,692 including interest receivable of $168,319 of the net proceeds is being held in a trust account (“Trust Account”) and is invested in U.S. government securities, and cash or cash equivalents until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account to the Company’s public stockholders. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders of 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash deposits in excess of the federally insured limits at September 30, 2006.

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

Accounting for Warrants and Derivative Instruments.   Emerging Issues Task Force 00-19, or EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract designated as an equity instrument is included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the warrants to purchase common stock included in the units and sold in our initial public offering are separately accounted for as liabilities. The agreements related to the warrants provides for us to register and maintain the registration of the shares underlying the securities and is silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the holders upon exercise of the securities. Under EITF 00-19, registration of the common stock underlying the warrants is not within the our control and, as a result, we must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair value of these securities are presented on our balance sheet as “warrant liabilities,” and the unrealized changes in the values of these derivatives are shown in our statement of operations as “Gain (loss) on warrant liability.”

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The warrants sold in our initial public offering are publicly traded, and consequently the fair value of these warrants is estimated as the market price of a warrant at each reporting period. To the extent that the market prices of our warrants and units increase or decrease, our derivative liabilities will also increase or decrease with a corresponding impact on our statement of operations.

[3]   Income (Loss) per common share:

Basic income/loss per share is based on the weighted average number of common shares outstanding during the period. The per share effects of potential common shares such as warrants, aggregating 3,111,111 shares and 3,818,182 shares, have been included for the three months and the nine months ended September 30, 2006, respectively. These potential shares have not been included in the other reporting periods because the effect would be anti-dilutive.

The following table presents pro forma income per share attributable to common stockholders subject to possible conversion and not subject to possible conversion. The comparative 2005 proforma is not presented herein, since the Offering was consummated on October 25, 2005, and therefore is not applicable:

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Net income	$4,938,416	$6,703,967

Interest income attributable to common stock subject to possible conversion	(157,948)	(438,760)

Pro forma net income attributable to common stockholders not subject to possible conversion	$4,780,468	$6,265,207

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - basic	22,052,100	22,052,100

Pro forma net income per share, excluding shares subject to possible conversion - basic	$0.22	$0.28

Net income	$4,938,416	$6,703,967

Interest income attributable to common stock subject to possible conversion	(157,948)	(438,760)

Gain on derivative liabilities attributed to warrants	(4,200,000)	(5,040,000)

Pro forma net income attributable to common stockholders not subject to possible conversion less gain on derivative liabilities attributed to warrants	$580,468	$1,225,207

Pro forma weighted average number of shares outstanding excluding shares subject to possible conversion - basic	22,052,100	22,052,100

Shares from assumed conversion on warrants	3,111,111	3,818,182

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion - diluted	25,163,211	25,870,282

Pro forma net income per share, excluding shares subject to possible conversion - diluted	$0.02	$0.05

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

NOTE F—INCOME TAXES

The provision for income taxes and the deferred tax liability (benefit) for the three months and the nine months ending September 30, 2006, respectively, consists of the following:

	For the Three Months ending September 30, 2006	For the Nine Months ending September 30, 2006
Current
Federal	$526,480	$1,078,373
State and local	313,898	642,798
Total current income tax	$840,378	$1,721,171

Deferred tax provision (benefit)
Federal	$145,641	$(220,735)
State and local	86,790	(127,748)
Total deferred tax provision (benefit)	$232,431	$(348,483)

Provisions have been made for deferred taxes based on differences between the tax basis of assets and liabilities using currently enacted rates and regulations.

Deferred tax assets and liabilities at September 30, 2006 and December 31, 2005 consist of the following:

	As of September 30, 2006	As of December 31, 2005
Deferred tax assets — start up costs	$443,344	$34,629
Deferred tax liability — accrued interest receivable	(75,946)	(15,714)

Net deferred tax benefit	$367,398	$18,915

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

NOTE H—RELATED PARTY TRANSACTIONS

The Company has agreed to pay CM Equity Management, L.P., a company where certain of the Founders serve in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from October 19, 2005 through the effective date of the acquisition of a target business. For the three months and nine months ended September 30, 2006, the amount paid or accrued to this entity was $22,500 and $67,500, respectively. For the period from inception to September 30, 2006, the amount paid or accrued to this entity was $85,645.

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

NOTE J—COMMON STOCK RESERVED FOR ISSUANCE

At September 30, 2006, 42,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

NOTE K—FOUNDERS

One or more of the Founders agreed with the Company that during the 40 trading day period beginning 60 days after the end of the “restricted period” under Regulation M, they collectively would spend up to $2,000,000 to purchase warrants in the public marketplace at prices not to exceed $.65 per warrant. They have further agreed that any warrants purchased by them or their affiliates or designees would not be sold or transferred until the completion of a Business Combination. As of September 30, 2006, 3,699,528 warrants have been purchased by the Founders.

NOTE L—PROPOSED ACQUISITION OF ADVANCED TECHNOLOGY SYSTEMS, INC.

On April 19, 2006, the Company entered into the stock purchase agreement with ATS, the shareholders of ATS and Claude Rumsey, as the shareholders’ representative. Upon completion of the acquisition, the Company will own all of the issued and outstanding capital stock of ATS and, indirectly through ATS, the Company will own all of the outstanding shares of common stock and ownership interests of ATS’ wholly-owned subsidiaries. ATS and its shareholders have approved the stock purchase agreement and, therefore, no further action need be taken by ATS’ shareholders to approve the acquisition.

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

The stock purchase agreement was amended as of September 30, 2006 primarily to extend, from September 30, 2006 to November 30, 2006, the date after which the ATS shareholders may terminate the agreement if the acquisition has not closed.

NOTE M—DEFERRED ACQUISITION COSTS

As of September 30, 2006, the Company had accumulated $1,154,976 in deferred costs related to the proposed acquisition of ATS.  These charges will be capitalized contingent upon the completion of the Acquisition following the required approval by the Company’s stockholders and the fulfillment of certain other conditions.  If the Acquisition is not completed these charges will be recorded as expenses.

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

We have neither engaged in any operations nor generated any revenues nor incurred any debt or expenses during the period ended September 30, 2006, other than in connection with our public offering and, thereafter, certain legal and other expenses related to pursuing acquisitions of target businesses. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate target businesses for a business combination.

Our net proceeds from the sale of our units, after deducting offering expenses of approximately $531,000 and underwriting discounts of $6,300,000, were approximately $119,169,000. Of this amount, $117,180,000 was placed in trust and the remaining $1,989,000 was not placed in trust. We will use substantially all of the net proceeds of our offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 13 months, assuming that a business combination is not consummated during that time. For the three and nine months ended September 30, 2006, respectively, we have incurred the following expenses:

•       $0 and $663,327 for legal, accounting, travel and other expenses attendant to the due diligence investigations,  structuring, and negotiating of a business combination;

•       $22,500 and $67,500 for administrative services and support ($7,500 per month);

•       $21,943 and $86,624 of expenses for legal and accounting fees relating to our SEC reporting obligations;

•       $30,060 and $90,180 for franchise taxes;

•       $21,424 and $63,575 for director and officer liability insurance premiums; and

•       $6,473 and $24,815 for miscellaneous expenses.

As of September 30, 2006, we had accumulated $1,154,976 in deferred costs related to the proposed acquisition of Advanced Technology Systems, Inc.  These charges will be capitalized contingent upon the completion of the acquisition following the required approval by our stockholders and the fulfillment of certain other conditions.  If the acquisition is not completed these charges will be recorded as expenses.

For the three months and the nine months ended September 30, 2006, respectively, we have earned interest from the proceeds held in the trust account in the amount of $1,439,747 and $3,999,443 (including accrued interest of $168,319). For the three months and the nine months ended September 30, 2006, respectively, we have earned interest from the funds not placed in the trust account of $9,016 and $33,233.

As a result of recording changes in the fair value of warrants to purchase common stock associated with the units sold in our initial public offering, the Company has reported a net gain for the three and nine months ended September 30, 2006.

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

On October 25, 2005, we used $85,000 of our general working capital to pay premiums associated with our directors and officers’ liability insurance. As of September 30, 2006, $4,192 of this amount represents the prepaid portion for the cost of such insurance through October 19, 2006.

We have agreed to pay, through the date of our acquisition of a target business, CM Equity Management, L.P., an affiliate of Messrs. Jacks and Schulte, $7,500 per month for office space and certain office and secretarial services.

As of September 30, 2006, $120,079,692, including interest receivable of $168,319, was held in trust and we had $1,033,477 of the available funds remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Critical Accounting Policies

We believe the following critical accounting polices involved the most significant judgments and estimates used in the preparation of our financial statements.

Cash and Cash Equivalents.   We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We had cash deposits in excess of the federally insured limits at September 30, 2006.

Earnings per common share.   Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money warrants and the proceeds thereof were used to purchase treasury shares at the average market price during the period.

Use of estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair value of financial instruments.   The carrying amounts of our financial assets, including cash and cash equivalents and short term investments, approximate fair value because of their short term maturities.

Accounting for Warrants and Derivative Instruments.   Statement of Financial Accounting Standard No. 133, or SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. However, paragraph 11(a) of SFAS No. 133 provides that contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position are not treated as derivative instruments. Emerging Issues Task Force 00-19, or EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract designated as an equity instrument is included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the warrants to purchase common stock included in the units and sold in our initial public offering are separately accounted for as liabilities. The agreements related to the warrants provides for us to register and maintain the registration of the shares underlying the securities and is silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the holders upon exercise of the securities. Under EITF 00-19, registration of the common stock underlying the warrants is not within the our control and, as a result, we must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair value of these securities are presented on our balance sheet as “warrant liabilities,” and the unrealized changes in the values of these derivatives are shown in our statement of operations as “Gain (loss) on warrant liability.”

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The warrants sold in our initial public offering are publicly traded, and consequently the fair value of these warrants is estimated as the market price of a warrant at each reporting period. To the extent that the market prices of our warrants and units increase or decrease, our derivative liabilities will also increase or decrease with a corresponding impact on our statement of operations.

Income Taxes.   Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

New Accounting Pronouncement.   The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on its results of operations and financial position. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings accumulated during the development stage on January 1, 2007.

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

The Acquisition is expected to be consummated during late 2006, after the required approval by our stockholders and the fulfillment of certain other conditions. For additional information on the Acquisition, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006 and our preliminary proxy statement filed with the Securities and Exchange Commission on October 6, 2006.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d — 15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d — 15(f) of the Securities Exchange Act of 1934, as amended) in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Carefully consider the following risk factors, together with all of the other information included in this document. As our operations will be those of ATS upon completion of the acquisition, the risk factors that relate to the business and operations of ATS also apply to us as the successor to ATS’ business.

Risks Associated with the Acquisition of ATS

We may not be able to consummate the acquisition, or another business combination, within the required time frame, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of our net assets at the time of acquisition by April 25, 2007 (or by October 25, 2007 if a letter of intent, agreement in principle or a definitive agreement has been executed by April 25, 2007 and the business combination relative thereto has not been consummated by such date). If we fail to consummate the acquisition within the required time frame, we will be forced to liquidate.

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

In its evaluation of the acquisition, our board of directors considered, among many factors, the purchase price as a function of adjusted EBITDA, as defined in the stock purchase agreement. EBITDA is not a recognized term under generally accepted accounting principles, and adjusted EBITDA is not directly comparable to EBITDA as reflected in other transaction multiples.

EBITDA (earnings before interest, taxes, deprecation and amortization) is not a recognized term under generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  In evaluating the acquisition, our board of directors considered, among many factors, the purchase price as a multiple of adjusted EBITDA, as defined in the stock purchase agreement. The definition of adjusted EBITDA used in the stock purchase agreement does not reflect all operating costs that we will incur following the closing and will be different from the definition of EBITDA likely to be used in our future debt agreements.  Moreover, adjusted EBITDA, as defined in the stock purchase agreement and used in the analysis of the acquisition by our board of directors, is not directly comparable to EBITDA as reflected in other transaction multiples.

Our directors may have certain conflicts in determining to recommend the acquisition of ATS since certain of their interests, and certain interests of their affiliates and associates, are different from, or in addition to, your interests as a stockholder.

Members of our board of directors have interests in and arising from the acquisition of ATS that are different from, or in addition to, your interests as a stockholder which could result in a real or perceived conflict of interest. These interests include the fact that certain of the shares of common stock owned by them, or their affiliates and associates, would become worthless if the acquisition is not approved and we otherwise fail to consummate a business combination prior to our liquidation date. Such shares, as of September 30, 2006, had a market value of approximately $28,887,070. Similarly, the warrants owned by such directors, affiliates and associates to purchase 3,759,528 shares of common stock, with an aggregate market value of $1,315,835 as of September 30, 2006, would expire worthless. If the acquisition is approved, Messrs. Jacks and Schulte will continue to serve as members of our board of directors after the acquisition, and will be compensated for such services. Furthermore, Dr. Bersoff, who currently serves as our Vice Chairman, will become our Chairman, President and Chief Executive Officer, and be compensated in such capacity.

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

If third parties bring claims against us or if ATS has breached any of its representations, warranties or covenants set forth in the stock purchase agreement, we may not be adequately indemnified for any losses arising therefrom.

Although the stock purchase agreement provides that the ATS shareholders will indemnify us for losses arising from a breach of the representations, warranties and  covenants by ATS set forth in the stock purchase agreement, such indemnification is limited, in general terms, to an aggregate amount of $11.5 million (with a deductible of $375,000). In addition, with some exceptions, the survival period for claims under the stock purchase agreement is limited to the period ending April 30, 2008. We will be prevented from seeking indemnification for most claims above the aggregate threshold or arising after the applicable survival period.

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

Our future debt will include covenants that restrict our activities and create the risk of defaults, which could impair the value of your stock.

The debt financing arrangements we put into place in connection with the acquisition will likely contain a number of significant covenants that, among other things, restrict our ability to dispose of assets; incur additional indebtedness; make capital expenditures; pay dividends; create liens on assets; enter into leases, investments and acquisitions; engage in mergers and consolidations; engage in certain transactions with affiliates; and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, our financing arrangements will likely require us to maintain specified financial ratios and comply with financial tests, some of which may become more restrictive over time. The failure to fulfill the requirements of debt covenants, if not cured through performance or an amendment of the financing arrangements, could have the consequences of a default described in the risk factor below. There is no assurance that we will be able to fulfill our debt covenants, maintain these ratios, or comply with these financial tests in the future, nor is there any assurance that we will not be in default under our financial arrangements in the future.

A default under our debt could lead to a bankruptcy or other financial restructuring that would significantly adversely affect the value of our stock.

In the event of a default under our financing arrangements, the lenders could, among other things, (i) declare all amounts borrowed to be due and payable, together with accrued and unpaid interest, (ii) terminate their commitments to make further loans, and (iii) proceed against the collateral securing the obligations owed to them. Our senior debt will likely be secured by substantially all of our assets. Defaults under additional indebtedness we incur in the future could have these and other effects. Any such default could have a significant adverse effect on the value of our stock.

A default under our debt could lead to the bankruptcy, insolvency, financial restructuring or liquidation of our company. In any such event stockholders would be entitled to share ratably in our assets available for distribution only after the payment in full to the holders of all of our debt and other liabilities. There can be no assurance that, in any such bankruptcy, insolvency, financial restructuring or liquidation, stockholders would receive any distribution whatsoever.

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

We plan to pursue other acquisition opportunities following the closing of the ATS acquisition in an effort to take advantage of the platform we expect ATS to constitute. Although we are often engaged in preliminary discussions with acquisition candidates, as of the date of this proxy statement we have no binding commitments or agreements (including agreements in principle, letters of intent and non-binding term sheets) to enter into any acquisition. Following the acquisition of ATS, we will not be limited to any particular industry or type of business that we may acquire. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire, or of the industry in which such business operates. In addition, the financing of any acquisition completed by us after the ATS acquisition could adversely impact our capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds.

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

Risks Related to Our Capital Structure and Our Limited Experience as a Public Company

Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities and other financing arrangements. It is likely that the debt financing arrangements we put into place in connection with the acquisition will prohibit us from declaring or paying dividends without the consent of our lenders. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

If our initial stockholders and certain ATS shareholders exercise their registration rights, it may have an adverse effect on the market price of our common stock.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock in certain circumstances. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock purchased prior to our public offering, then there will be an additional 5,250,000 shares of common stock eligible for trading in the public market. We have also granted registration rights to those shareholders of ATS who will receive 173,913 shares of our common stock upon closing of the acquisition pursuant to the stock purchase agreement. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Our outstanding warrants may have an adverse effect on the market price of our common stock.

In connection with our initial public offering, we issued warrants to purchase 42,000,000 shares of common stock. As of September 30, 2006, our officers and directors and/or certain of their affiliates held warrants to purchase 3,759,528 shares of common stock at $5.00 per share. The sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants may be worthless.

Our warrants will be exercisable and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our reasonable best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure warrant holders that we will be able to do so. The warrant agreement does not provide that we are required to net-cash settle the warrants if we are unable to maintain a current prospectus.  If the prospectus relating to the common stock issuable upon exercise of the warrants is not current, or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire. Thus, our warrants may be deprived of any value, the market for our warrants may be limited or non-existent and the warrants may expire worthless.

The warrant agreement governing our warrants permits us to redeem the warrants after they become exercisable, and it is possible that we could redeem the warrants at a time when a prospectus is not current, resulting in the warrant holder receiving less than fair value of the warrant or the underlying common stock.

Under section 6 of the warrant agreement governing our outstanding warrants, we have the right to redeem outstanding warrants, at any time after they become exercisable and prior to their expiration, at the price of $0.01 per warrant, provided that the last sales price of our common stock has been at least $8.50 per share on each of 20 trading days within any 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.  Section 6 of the warrant agreement does not require, as a condition to giving notice of redemption, that we have in effect a current prospectus relating to the common stock issuable upon exercise of our warrants.  Thus, it is possible that we could issue a notice of redemption of the warrants at a time when holders of our warrants were unable to exercise their warrants and thereafter immediately resell the underlying common stock under a current prospectus. Under such circumstances, rather than face redemption at a nominal price per warrant, warrant holders could be forced to sell the warrants or the underlying common stock for less than fair value.

We may experience volatility in results of operations due to how we are required to account for our warrants.

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF No. 00-19, the fair value of the warrants issued as part of the units issued in our initial public offering must be reported as a liability. Our warrant agreement provides for us to attempt to register the shares underlying the warrants and units and is silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the warrant holders. Under EITF No. 00-19, we are required to assume that this situation could give rise to us ultimately having to net cash settle the warrants, thereby necessitating the treatment of the warrants as a liability. Further, EITF No. 00-19 requires us to record the warrant liability at each reporting date at its then estimated fair value, with any changes being recorded through our statement of operations as other income/expense. The warrants will continue to be reported as a liability until such time as they are exercised, expire or we are otherwise able to modify the applicable agreement to clarify or modify the provisions which require this treatment. As a result, we could experience volatility in our results of operations due to changes that occur in the value of the warrant liability at each reporting date.

Our securities are quoted on the Over-the-Counter Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq market.

Our securities are quoted on the Over-the-Counter Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq market. Quotation of our securities on the Over-the-Counter Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on Nasdaq. Although we intend to apply for listing of our common stock on Nasdaq, we cannot assure you that we will satisfy the applicable listing requirements.

Failure to complete the acquisition could negatively impact the market price of our common stock and may make it more difficult for us to attract another acquisition candidate, resulting, ultimately, in the disbursement of the trust proceeds, causing some investors to experience a loss on their investment.

If the acquisition is not completed for any reason, we may be subject to a number of material risks, including:

•  the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the acquisition will be consummated;

•  costs related to the acquisition, such as legal and accounting fees and the costs of the fairness opinion, must be paid even if the acquisition is not completed; and

•  charges will be made against earnings for transaction-related expenses, which could be higher than expected.

Such decreased market price and added costs and charges of the failed acquisition, together with the history of failure in consummating an acquisition, may make it more difficult for us to attract another acquisition candidate, resulting, ultimately, in the disbursement of the trust proceeds, causing investors to experience a loss on their investment. As discussed herein, if the acquisition is not consummated, it is more likely than not that we will be forced to dissolve and liquidate.

If 20% or more of the holders of our common stock issued in our public offering decide to vote against the acquisition and opt to convert their shares to cash, we may be forced to dissolve and liquidate, stockholders may receive less than $5.71 per share and our warrants may expire worthless.

Under the terms of our Amended and Restated Certificate of Incorporation, if 20% or more of shares issued in our initial public offering decide to vote against the acquisition and opt to convert their shares to cash, we may ultimately be forced to dissolve and liquidate. Although we will continue to search to acquire an operating company in the federal services sector, our Amended and Restated Certificate of Incorporation requires us to liquidate if we do not complete a business combination by April 25, 2007, or October 25, 2007 if we enter into a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to April 25, 2007, but are unable to complete such business combination by such date. We signed a definitive agreement with ATS on April 19, 2006, and therefore have until October 25, 2007 to complete the acquisition of ATS. If we do not consummate the acquisition of ATS by October 25, 2007, we will be forced to dissolve and liquidate in accordance with the provisions of Delaware law.

In any liquidation, the net proceeds of our initial public offering held in the trust account, plus any interest earned thereon, will be distributed on a pro rata basis to the holders of our common stock issued in our public offering. If we are forced to liquidate our assets, the per-share liquidation will be the $117,180,000 deposited in the trust account at the time of the initial public offering, plus interest and less taxes accrued thereon through the date of any liquidation. As of September 30, 2006, and assuming we had expended all of the funds not in the trust account, the per share liquidation price was approximately $5.71 ($5.72 less $0.01 per share which is accrued for taxes), or $0.29 less than the price ($6.00 per unit) that we sold each unit for in our initial public offering. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.71, plus interest (net of taxes payable), due to claims of creditors. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless.

Under Delaware law, our dissolution requires the approval of the holders of a majority of our outstanding stock, without which we will not be able to dissolve and liquidate and distribute our assets to our public stockholders.

Pursuant to Delaware law, our dissolution requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. Soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with the Securities and Exchange Commission and could be subject to their review. This process could take a substantial amount of time, ranging from 40 days to several months.

As a result, the distribution of our assets to the public stockholders could be subject to a considerable delay. Furthermore, we may need to postpone the stockholders’ meeting, resolicit our stockholders or amend our plan of dissolution and liquidation to obtain the required stockholder approval, all of which would further delay the distribution of our assets and result in increased costs. If we are not able to obtain approval from a majority of our stockholders, we will not be able to dissolve and liquidate and we will not be able to distribute funds from our trust account to holders of our common stock sold in our initial public offering and these funds will not be available for any other corporate purpose. In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. However, we cannot predict whether our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide our initial stockholders with assurances of a specific timeframe for the dissolution and distribution.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we complied with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution would be limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by stockholders could be less than $5.71  per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Pursuant to Sections 280 and 281 of the Delaware General Corporation Law, upon our dissolution we will be required to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Although we intend to pay those amounts from our funds not held in trust, we cannot assure you those funds will be sufficient to cover such claims and obligations. Although we have sought to have vendors, prospective target businesses or other entities with which we do business execute valid and enforceable agreements waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, not all have executed such agreements. Those parties who have not entered into such agreements may have claims they will attempt to assert, and those who have may claim that the waiver is unenforceable or assert claims based on fraudulent inducement, breach of fiduciary responsibility or other similar claims.

As of September 30, 2006, we had liabilities of approximately $1.3 million. Creditors with claims in the amount of approximately $1.0 million have executed agreements with us waiving their rights, if any, to any funds held in the trust account.  We have not received a waiver letter from Continental Stock Transfer and Trust Company, our escrow agent and warrant agent, the State of Delaware, Eisner LLP, our independent auditor, and certain miscellaneous service providers, with aggregate claims in the amount of approximately $224,000. As a result of obtaining the waiver letters, we believe the claims that could be made against the trust account are limited. To the extent that creditors, even those who have executed a waiver of claims against the trust account, or ATS bring a claim and attempt to have it satisfied out of the trust account, the proceeds available to our stockholders from the trust account could be reduced.

Messrs. Jacks and Schulte have agreed, pursuant to an agreement with us and CRT, the underwriter of our initial public offering, that, if we liquidate prior to the consummation of a business combination, they may be personally liable to ensure that the proceeds of the trust account are not reduced by the claims of vendors or other entities that are owed money by us for services rendered or products sold to us or the claims of prospective target businesses. We cannot assure you, however, that they will be able to satisfy those obligations.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $5.71 per share.

We have not had operations, and ATS has never operated as a public company. Fulfilling our obligations incident to being a public company after acquiring ATS will be expensive and time consuming.

Both we, as a company without operations, and ATS, as a private company, have maintained relatively small finance and accounting staffs. Neither we nor ATS currently has an internal audit group. Although we have maintained disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to our very limited activities, we have not been required to maintain and establish such disclosure controls and procedures and internal control as will be required with respect to a business such as ATS with substantial operations. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of Nasdaq, we will need to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations will require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, and increase our insurance, legal and financial compliance costs. We may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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
4.4

Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to exhibit of same number in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)

10.1

First Amendment to Stock Purchase Agreement dated September 30, 2006, by and among Federal Services Acquisition Corporation, Advanced Technology Systems, Inc., the holders of all of the outstanding shares of Advanced Technology Systems, Inc. and Claude Rumsey, as shareholders’ representative (incorporated by reference to exhibit of same number in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006)

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
Date: October 24, 2006