Form 10-K/A
period 2005-12-31
Federal Services Acquisition CORP
filed 2006-12-05
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note:

This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to our Annual Report on Form 10-K, which was originally filed with the Securities and Exchange Commission on March 31, 2006 and subsequently amended on September 29, 2006.  Amendment No. 1 was filed to restate our financial statements for the period ended December 31, 2005 to reflect non-operating gains and losses related to the classification and accounting for the warrants to purchase common stock associated with the units sold in our initial public offering.

This Amendment No. 2 does not amend the financial data as reflected in Amendment No. 1, but does conform certain disclosures in Note B[6] to the financial statements with disclosures that will be reflected in the definitive proxy statement for our special meeting of stockholders at which our proposed acquisition of Advanced Technology Systems, Inc., among other proposals, will be voted upon.

This Amendment No. 2 amends only certain information in Part II– Item 8, Financial Statements, as a result of the amendments described above.

In addition, we are also including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Pursuant to SEC Rule 12b-15, this Amendment No. 2 to the 2005 Form 10-K/A sets forth the complete text of only the financial statements reflected in Part II – Item 8 of Form 10-K, as previously amended, and includes, as Exhibits 31 and 32, new certifications by the Chief Executive Officer and Chief Financial Officer.  The balance of the 2005 Form 10-K/A, as previously amended, is not included.  Accordingly, except for the foregoing amended information and the amendments reflected in Amendment No. 1, this Form 10-K/A continues to speak as of March 31, 2006 (the original filing date of the 2005 Form 10-K), and does not reflect events occurring after the filing of our 2005 Form 10-K and does not modify or update those disclosures affected by subsequent events.

1

Item 8. Financial Statements and Supplementary Data.

Reference is made to our financial statements beginning on page F-1 of this report.

2

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

3

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
Date: December 5, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JOEL R. JACKS	Chairman of the Board and Chief Executive Officer (Principal Executive	December 5, 2006
Joel R. Jacks	Officer)

/s/ PETER M. SCHULTE	President, Chief Financial Officer, Secretary and Director (Principal	December 5, 2006
Peter M. Schulte	Financial Officer)

/s/ EDWARD H. BERSOFF	Vice-Chairman	December 5, 2006
Edward H. Bersoff

/s/ JOSEPH A. SAPONARO	Director	December 5, 2006
Joseph A. Saponaro

/s/ EDWARD J. SMITH	Director	December 5, 2006
Edward J. Smith

4

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

As discussed in Note D to the accompanying financial statements, the Company had previously restated its financial statements for the period from April 12, 2005 (date of inception) through December 31, 2005, to reflect the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company as a liability at its fair value and the resulting change in its fair value as a loss on the derivative liability.

The Company has expanded its disclosure regarding its accounting for derivative financial instruments in Note B[6].

Eisner LLP

New York, New York

March 23, 2006, except for notes D and F which are dated September 27, 2006 and note B[6] which is dated November 3, 2006

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

Statement of changes in Stockholders’ Equity
For the period from April 12, 2005 (date of inception) through December 31, 2005

				Deficit
				accumulated
			Additional	during
	Common Stock		Paid-In	development
	Shares	Amount	Capital	stage	Total

Balance—April 12, 2005 (date of inception)
Initial capital from founding stockholders	5,250,000	$525	$5,475	$—	$6,000
Sale of 21,000,000 units (including 4,197,900 shares of common stock subject to possible redemption), net of underwriters’ discount and offering expenses	21,000,000	2,100	119,166,505	—	119,168,605
Reclassification of proceeds allocated to warrants — derivatives liability	—	—	(14,280,000)	—	(14,280,000)
Reclassification of 4,197,900 shares of common stock being subject to possible redemption			(23,424,282)	—	(23,424,282)
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(97,996)	(97,996)
Net loss for the period	—	—	—	(5,088,079)	(5,088,079)

Balance—December 31, 2005	26,250,000	$2,625	$81,467,698	$(5,186,075)	$76,284,248

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

[6]    Accounting for Warrants and Derivative Instruments-As Restated:

Emerging Issues Task Force 00-19, or EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract classified as an equity instrument is included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the warrants to purchase common stock included in the units sold in the Company’s initial public offering are separately accounted for as liabilities.

The agreement related to the Company’s warrants sold in the Offering, provides for the Company to register and maintain the registration of the shares underlying the warrants and does not specify a penalty in the absence of the Company’s ability to deliver registered shares to holders upon exercise of the warrants.  Further, the warrant agreement does not specify that the Company cannot be obligated to net cash settle the instrument.  Paragraph 14 of EITF 00-19 states that if the contract allows the company to net-share or physically settle the contract only by delivering registered shares, it is assumed that the company will be required to net-cash settle the contract, and as a result liability classification will be required.  Paragraph 17 of EITF 00-19 states that if the contract requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement is permitted or required, and the contract does not specify how the contract would be settled in the event that the company is unable to deliver registered shares, then net cash settlement is assumed if the company is unable to deliver registered shares (because it is unlikely that nonperformance would be an acceptable alternative).  Under EITF 00-19, registration of the common stock underlying the warrants is not within the Company’s control and, as a result, the Company must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair value of these securities is presented on the Company’s balance sheet as “warrant liabilities,” and the unrealized changes in the values of these derivatives are shown in the Company’s statement of operations as “Gain (loss) on warrant liability.”

Fair values for traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, as in the case of the Company’s warrants as of the date of issuance, fair values are determined using methods requiring judgment and estimates.  Utilizing such methods, the fair value of the warrant liability at October 20, 2005 (the date of issuance) was determined to be $0.34 per warrant.  At the date of issuance, the Company allocated the unit price between the share of common stock and the warrants issued based upon relative fair value determined, among other things, by reference to the underlying cash held in the trust fund.  The warrants included in the units sold in the Company’s initial public offering began to be publicly traded on the Over the Counter Bulletin Board on December 5, 2005, and consequently the fair value of the warrants is reflected as the market price of a warrant at each period end. To the extent that the market prices of the Company’s warrants increase or decrease, the Company’s derivative liabilities will also increase or decrease with a corresponding impact on its statement of operations.

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

NOTE D-PRIOR RESTATEMENT AND RECLASSIFICATIONS OF INITIALLY ISSUED FINANCIAL STATEMENTS

Summary of restatement items:

In September 2006, the Company previously concluded that it was necessary to restate its financial statements for the period ended December 31, 2005 to reflect the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had initially classified the value of these warrants to purchase common stock, when applicable, as equity. After further review in connection with the preparation of Amendment No. 2 to the Proxy Statement related to the acquisition contemplated by the Stock Purchase Agreement dated April 19, 2006, by and among the Company, Advanced Technology Systems, Inc., a Virginia corporation (“ATS”) and shareholders of ATS, the Company had determined that these instruments should have been classified as liabilities and, therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments resulted in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss was recorded in the Company’s statement of operations. At the date of the conversion of each warrants or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

	At issuance date		At December 31, 2005
	per warrant	Total	per warrant	Total
Fair Value of warrants part of initial public offering unit 42,000,000 warrants	$0.34	$14,280,000	$0.47	$19,740,000

Statement of Operations

The accompanying financial statements for the period ended December 31, 2005 were restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period ended December 31, 2005 are summarized below. The following table shows the impact of the restatements on the statement of operations.

		For the period from April 12, 2005 (date of inception) through December 31, 2005
		As Initially Reported	Adjustment	As Previously Restated
	Operating costs	$(133,161)	$—	$(133,161)
	Interest income	819,167		819,167
	Loss on warrant liabilities			(5,460,000)
	Income (loss) before provision for taxes	686,006	(5,460,000)	(4,773,994)
Provision for income taxes	-current	(333,000)	—	(333,000)
	-deferred	18,915	—	18,915
	Net income (loss)	371,921	(5,460,000)	(5,088,079)
	Interest income attributable to common stock subject to possible conversion (net of taxes of $64,000)	(97,996)	—	(97,996)
	Net income (loss) allocable to common stockholders not subject to possible conversion	$273,925	$(5,460,000)	$(5,186,075)
	Weighted average number of shares outstanding
	-basic	10,599,810		10,599,810
	-diluted	11,050,752		10,599,810
	Net income (loss) per share
	-basic	$0.04		$(0.48)
	-diluted	$0.03		$(0.48)
	Weighted average number of shares outstanding exclusive of shares subject to possible redemption
	-basic	9,530,382		9,530,382
	-diluted	9,891,181		9,530,382
	Net income (loss) per share not subject to possible redemption
	-basic	$0.03		$(0.54)
	-diluted	$0.03		$(0.54)

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

Balance Sheet Impact

The following table set forth the effects for the restatement adjustment on the Company’s balance sheet as of December 31, 2005:

	December 31, 2005		December 31, 2005
	As Initially Reported	Adjustment	As Previously Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,855,394	$—	$1,855,394
Prepaid expenses	72,122	—	72,122
Total current assets	1,927,516	—	1,927,516
Short-term investments held in Trust Account (including interest receivable of $39,444)(fair value $117,709,036)	117,709,036	—	117,709,036
Cash and cash equivalents held in trust	281,348	—	281,348
Deferred income tax benefit	34,629	—	34,629
Total assets	$119,952,529	—	$119,952,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$34,289	$—	$34,289
Income tax payable-current	356,000	—	356,000
Deferred income tax	15,714	—	15,714
Warrant liabilities	—	19,740,000	19,740,000
Total current liabilities	406,003	19,740,000	20,146,003
Common Stock subject to possible redemption 4,197,900 shares	23,424,282	—	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $64,000)	97,996	—	97,996
Total common stock, subject to possible redemption	23,522,278	—	23,522,278
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock-$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock- $.0001 par value; 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625	—	2,625
Additional paid-in capital	95,747,698	(14,280,000)	81,467,698
Earnings (deficit) accumulated during the development stage	273,925	(5,460,000)	(5,186,075)
Total stockholders’ equity	96,024,248	(19,740,000)	76,284,248
Total liabilities and stockholders’ equity	$119,952,529	$—	$119,952,529

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

The provision for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Period from April 12, 2005 (inception) to December 31, 2005

	As Reported	As Previously Restated
Federal statutory rate	34.0%	(34.0)%
State and local income taxes, net of federal income tax benefit	11.8	1.7
Non deductible loss		38.9
	45.8%	6.6%

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