Form 10-Q/A
period 2006-03-31
Federal Services Acquisition CORP
filed 2006-12-05
CIK 1325460

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

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q, which was originally filed with the Securities and Exchange Commission on May 15, 2006 and subsequently amended on September 29, 2006.  Amendment No. 1 was filed to restate our financial statements for the quarter ended March 31, 2006 to reflect non-operating gains and losses related to the classification and accounting for the warrants to purchase common stock associated with the units sold in our initial public offering.

This Amendment No. 2 does not amend the financial data as reflected in Amendment No. 1, but does conform certain disclosures in Note C[2] to the financial statements with disclosures that will be reflected in the definitive proxy statement for our special meeting of stockholders at which our proposed acquisition of Advanced Technology Systems, Inc., among other proposals, will be voted upon.

This Amendment No. 2 amends only certain information in Part I – Item 1, Financial Statements, as a result of the amendments described above.

In addition, we are also including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q which was prepared and relates to the Company as of March 31, 2006.  However, this Form 10-Q/A only amends the Item described above to conform the disclosures referred to above to those to be included in our definitive proxy statement.  Accordingly, except for the foregoing amended information and the amendments reflected in Amendment No. 1, this Form 10-Q/A continues to speak as of May 15, 2006 (the original filing date of the March 31, 2006 Form 10-Q), and does not reflect events occurring after the filing of our March 31, 2006 Form 10-Q and does not modify or update those disclosures affected by subsequent events.  Forward-looking statements made, and risk factors described, in the March 31, 2006 Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the restatements included in Amendment No. 1), and such forward-looking statements should be read in their historical context.  Unless otherwise stated, the information in this Form 10-Q/A is unchanged and reflects the disclosures made at the time of the original filing as previously amended.

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

Federal Services Acquisition Corporation
(a development stage company)

Condensed Statements of Changes in Stockholders’ Equity
For the period from April 12, 2005 (date of inception) through March 31, 2006

	Common Stock		Additional Paid-In	Deficit accumulated during development
	Shares	Amount	Capital	stage	Total
Balance—April 12, 2005 (date of inception)
Initial capital from founding stockholders	5,250,000	$525	$5,475	$—	$6,000
Sale of 21,000,000 units (including 4,197,900 shares of common stock subject to possible redemption), net of underwriters’ discount and offering expenses	21,000,000	2,100	119,166,505	—	119,168,605
Reclassification of proceeds allocated to warrants—derivatives liability	—	—	(14,280,000)	—	(14,280,000)
Reclassification of 4,197,900 shares of common stock being subject to possible redemption	—	—	(23,424,282)	—	(23,424,282)
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(97,996)	(97,996)
Net loss for the period	—	—	—	(5,088,079)	(5,088,079)
Balance—December 31, 2005	26,250,000	2,625	81,467,698	(5,186,075)	76,284,248
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(129,093)	(129,093)
Net loss for the period	—	—	—	(10,604,045)	(10,604,045)
Balance—March 31, 2006 (Unaudited)	26,250,000	$2,625	$81,467,698	$(15,919,213)	$65,551,110

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

[2]   Prior restatement of initially issued financial statements:
In September 2006, the Company previously concluded that it was necessary to restate its annual financial statements for the period ended December 31, 2005 and for the interim periods ended March 31, 2006 and June 30, 2006 to reflect non-operating gains and losses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had initally classified the value of these warrants to purchase common stock, when applicable, as equity. After further review in connection with the preparation of Amendment No. 2 to the Proxy Statement related to the acquisition contemplated by the Stock Purchase Agreement dated April 19, 2006 by and among the Company, Advanced Technology Systems, Inc., a Virginia corporation (“ATS”) and shareholders of ATS, the Company had determined that these instruments should have been classified as liabilities and, therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments resulted in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss was recorded in the Company’s statement of operations. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity. See Note I for the restatement and reclassifications.

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

[2]   Accounting for Warrants and Derivative Instruments As Restated:

On October 25, 2005, the Company consummated its initial public offering of 21,000,000 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00.

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

The agreement related to the Company’s warrants sold in the offering provides for the Company to register and maintain the registration of the shares underlying the warrants and does not specify a penalty in the absence of the Company’s ability to deliver registered shares to holders upon exercise of the warrants. Further, the warrant agreement does not specify that the Company cannot be obligated to net cash settle the instrument. Paragraph 14 of EITF 00-19 states that if the contract allows the company to net-share or physically settle the contract only by delivering registered shares, it is assumed that the company will be required to net-cash settle the contract, and as a result liability classification will be required.  Paragraph 17 of EITF 00-19 states that if the contract requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement is permitted or required, and the contract does not specify how the contract would be settled in the event that the company is unable to deliver registered shares, then net cash settlement is assumed if the company is unable to deliver registered shares (because it is unlikely that nonperformance would be an acceptable alternative).  Under EITF 00-19, registration of the common stock underlying the warrants is not within the Company’s control and, as a result, the Company must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair value of these securities is presented on the Company’s balance sheet as “warrant liabilities,” and the unrealized changes in the values of these derivatives are shown in the Company’s statement of operations as “Gain (loss) on warrant liability.”

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

NOTE I—Prior restatement and reclassifications of initially issued financial statements

The accompanying financial statements for the three months ended March 31, 2006 were previously restated to effect the changes described in Notes A(2) and C(3). The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to March 31, 2006 and for the three months ended March 31, 2006 is summarized below.

Statement of Operations

	For the period from April 12, 2005 (date of inception) through March 31, 2006
	As Initially Reported	Adjustment	As Previously Restated
Operating costs	$(743,358)	$—	$(743,358)
Interest income	2,008,879	—	2,008,879
Loss on warrant liabilities	—	(16,380,000)	(16,380,000)
Income (loss) before provision for taxes	1,265,521	(16,380,000)	(15,114,479)
Provision for income taxes
—current	(846,996)	—	(846,996)
—deferred	269,351	—	269,351
Net income (loss)	687,876	(16,380,000)	(15,692,124)
Interest income attributable to common stock subject to possible conversion (net of taxes of $170,135	(227,089)	—	(227,089)
Net income (loss) allocable to common stockholders not subject to possible conversion	$460,787	$(16,380,000)	$(15,919,213)

	For the three months ended March 31, 2006
	As Initially Reported	Adjustment	As Previously Restated
Operating costs	$(610,197)	$—	$(610,197)
Interest income	1,189,712	—	1,189,712
Loss on warrant liabilities	—	(10,920,000)	(10,920,000)
Income (loss) before provision for taxes	579,515	(10,920,000)	(10,340,485)
Provision for income taxes
—current	(513,996)	—	(513,996)
—deferred	250,436	—	250,436
Net income (loss)	315,955	(10,920,000)	(10,604,045)
Interest income attributable to common stock subject to possible conversion (net of taxes of $106,135)	(129,093)	—	(129,093)
Net income (loss) allocable to common stockholders not subject to possible conversion	$186,862	$(10,920,000)	$(10,733,138)

Weighted average number of shares outstanding
—basic	26,250,000		26,250,000
—diluted	30,343,863		26,250,000

Net income (loss) per share
—basic	$0.01		$(0.40)
—diluted	$0.01		$(0.40)

Weighted average number of shares outstanding exclusive of shares subject to possible redemption
—basic	22,052,100		22,052,100
—diluted	26,145,963		22,052,100

Net income (loss) per share not subject to possible redemption
—basic	$0.01		$(0.49)
—diluted	$0.01		$(0.49)

Balance Sheet Impact

The following table sets forth the effects for the restatement adjustment on the Company’s balance sheet as of March 31, 2006:

	March 31, 2006		March 31, 2006
	As Initially Reported	Adjustment	As Previously Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,666,725	$—	$1,666,725
Prepaid expenses	46,808	—	46,808
Total current assets	1,713,533	—	1,713,533
Short-term investments held in Trust Account (including interest receivable of $59,921) (fair value $118,280,141)	118,280,141	—	118,280,141
Cash and cash equivalents held in trust	452,086	—	452,086
Deferred income tax benefit	296,387	—	296,387
Total assets	$120,742,147	$—	$120,742,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$425,519	$—	$425,519
Income tax payable-current	427,111	—	427,111
Deferred income tax	27,036	—	27,036
Warrant liabilities	—	30,660,000	30,660,000
Total current liabilities	879,666	30,660,000	31,539,666

Common stock, subject to possible redemption 4,197,900 shares	23,424,282	—	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $170,135)	227,089	—	227,089
Total common stock, subject to possible redemption	23,651,371	—	23,651,371

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value; 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625	—	2,625
Additional paid-in capital	95,747,698	(14,280,000)	81,467,698
Earnings (deficit) accumulated during the development stage	460,787	(16,380,000)	(15,919,213)
Total stockholders’ equity	96,211,110	(30,660,000)	65,551,110
Total liabilities and stockholders’ equity	$120,742,147	$—	$120,742,147

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

Prior Restatement of Financial Statements

We had previously restated our annual financial statements for the period ended December 31, 2005 and for the interim periods ended March 31, 2006 and June 30, 2006 to reflect non-operating gains and loses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had initially classified the value of these warrants to purchase common stock, when applicable, as equity. After further review in connection with the preparation of Amendment No. 2 to the Proxy Statement related to the acquisition contemplated by the Stock Purchase Agreement dated April 19, 2006 by and among the Company, Advanced Technology Systems, Inc., a Virginia corporation (“ATS”) and shareholders of ATS, the Company had determined that these instruments should have been classified as liabilities and, therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments resulted in adjustments to the amount of the recorded liabilities and the corresponding gain or loss was recorded in the Company’s statement of operations. At the date of the conversion of each warrants or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

The accompanying financial statements for the three months ended March 31, 2006 were restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to March 31 2006 and for the three months ended March 31, 2006 are summarized below. See Notes A(2), C(2), C(3) and I to our Financial Statements for an explanation of these restatements. The following table shows the net impact of the restatements on our net income.

Statement of Operations

	For the period from April 12, 2005 (date of inception) through March 31, 2006
	As Initially Reported	Adjustment	As Previously Restated
Operating costs	$(743,358)	$—	$(743,358)
Interest income	2,008,879	—	2,008,879
Loss on warrant liabilities	—	(16,380,000)	(16,380,000)
Income (loss) before provision for taxes	1,265,521	(16,380,000)	(15,114,479)
Provision for income taxes
—current	(846,996)	—	(846,996)
—deferred	269,351	—	269,351
Net income (loss)	687,876	(16,380,000)	(15,692,124)
Interest income attributable to common stock subject to possible conversion (net of taxes of $170,135	(227,089)	—	(227,089)
Net income (loss) allocable to common stockholders not subject to possible conversion	$460,787	$(16,380,000)	$(15,919,213)

	For the three months ended March 31, 2006
	As Initially Reported	Adjustment	As Previously Restated
Operating costs	$(610,197)	$—	$(610,197)
Interest income	1,189,712	—	1,189,712
Loss on warrant liabilities	—	(10,920,000)	(10,920,000)
Income (loss) before provision for taxes	579,515	(10,920,000)	(10,340,485)
Provision for income taxes
—current	(513,996)	—	(513,996)
—deferred	250,436	—	250,436
Net income (loss)	315,955	(10,920,000)	(10,604,045)
Interest income attributable to common stock subject to possible conversion (net of taxes of $106,135)	(129,093)	—	(129,093)
Net income (loss) allocable to common stockholders not subject to possible conversion	$186,862	$(10,920,000)	$(10,733,138)

Weighted average number of shares outstanding
—basic	26,250,000		26,250,000
—diluted	30,343,863		26,250,000

Net income (loss) per share
—basic	$0.01		$(0.40)
—diluted	$0.01		$(0.40)

Weighted average number of shares outstanding exclusive of shares subject to possible redemption
—basic	22,052,100		22,052,100
—diluted	26,145,963		22,052,100

Net income (loss) per share not subject to possible redemption
—basic	$0.01		$(0.49)
—diluted	$0.01		$(0.49)

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

Date: December 5, 2006