Form 10-Q/A
period 2006-09-30
Federal Services Acquisition CORP
filed 2006-12-05
CIK 1325460

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

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q, which was originally filed with the Securities and Exchange Commission on October 24, 2006.

This amendment does not amend the financial data as reflected in the original Form 10-Q, but does conform certain disclosures in Notes C[2] and J to the financial statements, and in the Management’s Discussion and Analysis and Risk Factors, with disclosures that will be reflected in the definitive proxy statement for our special meeting of stockholders at which our proposed acquisition of Advanced Technology Systems, Inc., among other proposals, will be voted upon.

This amendment amends only certain information in the following items as a result of the amendments described above:

Part I – Items 1.  Financial Statements

Part I – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 1A.  Risk Factors

In addition, we are also including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q which was prepared and relates to the Company as of September 30, 2006.  However, this Form 10-Q/A only amends the Items described above to conform the disclosures referred to above to those to be included in our definitive proxy statement.  Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of October 24, 2006 (the original filing date of the September 30, 2006 Form 10-Q), and does not reflect events occurring after the filing of our September 30, 2006 Form 10-Q and does not modify or update those disclosures affected by subsequent events.  Forward-looking statements made in the September 30, 2006 Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing, and such forward-looking statements should be read in their historical context.  Unless otherwise stated, the information in this Form 10-Q/A is unchanged and reflects the disclosures made at the time of the original filing as previously amended.

2 PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2006 (unaudited) and as of December 31, 2005	4
	Condensed Statements of Operations (unaudited) for the three months ended September 30, 2006, for the three months ended September 30, 2005, for the nine months ended September 30, 2006, for the period from April 12, 2005 (date of inception) through September 30, 2005 and for the period from April 12, 2005 (date of inception) through September 30, 2006	5
	Condensed Statements of Changes in Stockholders’ Equity for the period from April 12, 2005 (date of inception) through December 31, 2005 and (unaudited) for the nine months ended September 30, 2006	6
	Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2006, for the period from April 12, 2005 (date of inception) through September 30, 2005 and for the period from April 12, 2005 (date of inception) through September 30, 2006,	7
	Notes to Condensed Unaudited Financial Statements	8-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14-16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18-29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults upon Senior Securities	30
Item 4.	Submission of Matters to Vote by Securities Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30-31
SIGNATURES		32

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

NOTE I—COMMITMENTS AS RESTATED

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

Under an agreement entered into May 2006, and amended in September 2006, an entity owned and controlled by Stuart R. Lloyd, who will become the Company’s Executive Vice President and Chief Financial Officer and will receive a payment of $100,000 plus $5,000 per week from October 1, 2006 through the closing date if the acquisition of ATS is completed. The Company will also reimburse for out-of-pocket costs.  The services being provided by this entity are performed by Mr. Lloyd and consist of consulting on financial and accounting matters, including evaluation of ATS’ operations, reviewing monthly financial information, commenting on filings to be made with the Securities and Exchange Commission, and assisting in the preparation for, and participation in, investor presentations and similar activities.

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

The agreement related to our warrants provides for us to register and maintain the registration of the shares underlying the warrants and does not specify a penalty in the absence of our ability to deliver registered shares to holders upon exercise of the warrants.  Further, the warrant agreement does not specify that we cannot be obligated to net cash settle the instrument.  Paragraph 14 of EITF 00-19 states that if the contract allows the company to net-share or physically settle the contract only by delivering registered shares, it is assumed that the company will be required to net-cash settle the contract, and as a result liability classification will be required.  Paragraph 17 of EITF 00-19 states that if the contract requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement is permitted or required, and the contract does not specify how the contract would be settled in the event that the company is unable to deliver registered shares, then net cash settlement is assumed if the company is unable to deliver registered shares (because it is unlikely that nonperformance would be an acceptable alternative).  Under EITF 00-19, registration of the common stock underlying the warrants is not within our control and, as a result, we must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability.  The fair value of these securities is presented on our balance sheet as “warrant liabilities,” and the unrealized changes in the values of these derivatives are shown in our statement of operations as “Gain (loss) on warrant liability.”

Fair values for traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, as in the case of our warrants as of the date of issuance, fair values are determined using methods requiring judgment and estimates.  Utilizing such methods, the fair value of the warrant liability at October 20, 2005 (the date of issuance) was determined to be $0.34 per warrant.  At the date of issuance, we allocated the unit price between the share of common stock and the warrants issued based upon relative fair value determined, among other things, by reference to the underlying cash held in the trust fund.  The warrants included in the units sold in our initial public offering began to be publicly traded on the Over the Counter Bulletin Board on December 5, 2005, and consequently the fair value of the warrants is reflected as the market price of a warrant at each period end. To the extent that the market prices of our warrants increase or decrease, our derivative liabilities will also increase or decrease with a corresponding impact on its statement of operations.

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

The agreement related to our warrants provides for us to register and maintain the registration of the shares underlying the warrants and does not specify a penalty in the absence of our ability to deliver registered shares to holders upon exercise of the warrants.  Further, the warrant agreement does not specify that we cannot be obligated to net cash settle the instrument.  Paragraph 14 of EITF 00-19 states that if the contract allows the company to net-share or physically settle the contract only by delivering registered shares, it is assumed that the company will be required to net-cash settle the contract, and as a result liability classification will be required.  Paragraph 17 of EITF 00-19 states that if the contract requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement is permitted or required, and the contract does not specify how the contract would be settled in the event that the company is unable to deliver registered shares, then net cash settlement is assumed if the company is unable to deliver registered shares (because it is unlikely that nonperformance would be an acceptable alternative).  Under EITF 00-19, registration of the common stock underlying the warrants is not within our control and, as a result, we must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability.  The fair value of these securities is presented on our balance sheet as “warrant liabilities,” and the unrealized changes in the values of these derivatives are shown in our statement of operations as “Gain (loss) on warrant liability.”

Fair values for traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, as in the case of our warrants as of the date of issuance, fair values are determined using methods requiring judgment and estimates.  Utilizing such methods, the fair value of the warrant liability at October 20, 2005 (the date of issuance) was determined to be $0.34 per warrant.  At the date of issuance, we allocated the unit price between the share of common stock and the warrants issued based upon relative fair value determined, among other things, by reference to the underlying cash held in the trust fund.  The warrants included in the units sold in our initial public offering began to be publicly traded on the Over the Counter Bulletin Board on December 5, 2005, and consequently the fair value of the warrants is reflected as the market price of a warrant at each period end. To the extent that the market prices of our warrants increase or decrease, our derivative liabilities will also increase or decrease with a corresponding impact on its statement of operations.

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