Form 10-K
period 2006-12-31
ATS CORP
filed 2007-03-26
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to              .

Commission File Number: 000-51552

ATS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	11-3747850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7915 Jones Branch Drive
McLean, Virginia	22102
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:

(703) 506-0088

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value	OTCBB

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2006, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $112,953,100 based on the closing sales price of the Registrant’s Common Stock on the OTC Bulletin Board on that date.

As of March 20, 2007, 18,533,158 shares of the Registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders expected to be held in June 2007.

ATS CORPORATION

For the Fiscal Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors listed in Item 1A of Part I of this Annual Report on Form 10-K, captioned “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•       risks related to the government contracting industry, including possible changes in government spending priorities;

•       risks related to our business, including our dependence on contracts with U.S. Federal Government agencies and departments and continued good relations, and being successful in competitive bidding, with those customers;

•       uncertainties as to whether revenues corresponding to our contract backlog will actually be received;

•       risks related to the implementation of our strategic plan, including the ability to make acquisitions and the performance and future integration of acquired businesses; and

•       other risks and uncertainties disclosed in our filings with the Securities and Exchange Commission.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms “we” and “our” as used throughout this Annual Report on Form 10-K refer to ATS Corporation and its consolidated subsidiaries, unless otherwise indicated.

Item 1.                        Business

INFORMATION ABOUT ATS CORPORATION (“ATS”)

Our Business

We were organized as a “blank check” company under the laws of the State of Delaware on April 12, 2005 and were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the federal services and defense industries. Our principal executive offices are located at 7915 Jones Branch Drive, McLean, Virginia 22102.

Personnel

ATS has no employees other than those of ATSI.

Available Information

We maintain an internet website at http://www.atsva.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Recent Developments

On January 16, 2007, we acquired all of the outstanding capital stock of Advanced Technology Systems, Inc. and its subsidiaries (“collectively, ATSI”), a provider of systems integration and application development to the U.S. government, for (a) $84.0 million in cash, reduced by a working capital adjustment, the repayment of outstanding indebtedness of ATSI and an aggregate of $8.75 million of escrowed funds, and (b) 173,913 shares of common stock of ATS. It is possible that the former shareholders of ATSI could benefit from certain earnout opportunities if certain adjusted EBITDA thresholds are achieved and additionally if ATSI is awarded a contract for a U.S. Air Force information technology outsourcing project in Hawaii. That contracting decision has been delayed on several occasions. As of the date of this Annual Report on Form 10-K we had not been advised of a decision on that award.

We funded the cash portion of the ATSI purchase price with the proceeds of our initial public offering. In connection with the acquisition of ATSI, holders of 2,906,355 shares of common stock who voted against the acquisition and protected their right to covert their shares of common stock into $5.77 of cash per share. An aggregate of $16,769,668 was paid to converting stockholders. These conversions were also funded with the proceeds of our initial public offering. Information about ATSI is included as an exhibit to this Annual Report on Form 10-K.

As previously announced on January 9, 2007, and after the close of the ATSI acquisition, the Company repurchased 2,625,000 shares of the Company’s common stock from the founders of the Company for approximately $2,888. The founders are Joel R. Jacks, Peter M. Schulte, Dr. Edward H. Bersoff, Arthur L. Money and FSAC Partners, LLC.

Following the completion of the acquisition, we announced and implemented a common stock and warrant repurchase program. Through March 9, 2007, we utilized approximately $12.0 million of cash to purchase 2,399,400 shares of our common stock at an average price of $4.99 per share including commissions.

The ATS Incentive Compensation Plan was approved by the stockholders at the January 12, 2007 stockholder’s meeting. The plan reserves 1.5 million shares of our common stock for issuance to our employees and employees of our subsidiaries.

We entered into a temporary 90-day $9.0 million line of credit with the Bank of America on February 1, 2007. The current line bears interest at the one-month LIBOR rate plus between 150-225 basis points per annum, depending on the outstanding balance on the line. The Company expects this temporary line to be replaced with permanent arrangements, perhaps involving both a revolving credit facility and a stand-by acquisition facility. No assurance can be provided that the Company will be able to put into place permanent credit facilities, or the size and terms of such facilities.

As of the close of business on February 28, 2007, we acquired Reliable Integration Services, Inc. (“RISI”), a 37-employee network systems integrator serving U.S. government defense and civilian agencies for approximately $1.3 million in cash, promissory notes and assumption of debt, plus $0.2 million in ATS corporation common stock.

We entered into a warrant clarification agreement on March 14, 2007. Prior to that date we were required to record the warrant liability at each reporting date at its then estimated fair value, with any changes being recorded through our statement of operations as other income/expense. The warrants will continue to be reported as a liability through March 14, 2007 when we clarified our warrant agreement so this treatment is no longer required.

On March 19, 2007, we entered into an employment agreement with Dr. Edward H. Bersoff to join ATS as our Chairman, President and Chief Executive Officer. He has been serving in that capacity since January 16, 2007. The employment agreement was filed as part of an 8-K on March 21, 2007.

INFORMATION ABOUT ATSI

Regulations

We are subject to various statutes and regulations applicable to government contracts generally and defense contracts specifically. These statutes and regulations carry substantial penalty provisions including suspension or debarment from government contracting or subcontracting for a period of time, if we are found to have violated these regulations. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, the protection of the environment, the accuracy of records, and the recording of costs. We carefully monitor all of our contracts and contractual efforts to minimize the possibility of any violation of these regulations.

As a government contractor, we are subject to government audits, inquiries and investigations. We have experienced minimal audit adjustments in the past. The Defense Contract Audit Agency (“DCAA”) has completed its audit of ATSI contracts through the fiscal year ended October 31, 2004, and we are subject to adjustment on our performance during subsequent years.

Overview

ATSI provides systems integration and application development, information technology infrastructure management, and strategic information technology consulting services primarily to U.S. government agencies. As part of its complete systems life-cycle approach, ATSI offers its clients an integrated full-service information technology infrastructure outsourcing solution that allows an agency to focus on its core mission while reducing costs and maintaining system uptime.

ATSI, founded in 1978, was incorporated under the laws of the District of Columbia, and in 1994 began operating as a Virginia corporation. ATSI originally focused on mainframe applications development and was awarded one of its first prime contracts in 1981 from the Department of Housing and Urban Development, or HUD, to develop the Computerized Homes Underwriting Management System, a system for tracking and monitoring home mortgages. By 1985, as technology evolved, ATSI’s relationship with HUD evolved as well, and ATSI was tasked to design and implement various Local Area Network, or LAN, applications to meet the complex needs of the agency. ATSI expanded its expertise into enterprise architecture and system implementation services during its design of HUD’s multi-tiered extranet application, FHA Connection, which consists of several smaller subsystems with a diverse mix of multi-tiered architectures in a web-driven solution. Throughout the 1990’s, ATSI began to accelerate its business development efforts with other federal agencies in an effort to diversify its client concentration outside HUD and provide additional avenues for growth. For example, ATSI cross-sold its HUD applications development expertise to the Resolution Trust Corporation, or RTC, an agency created to manage the savings and loan crisis, to provide both applications development and database administration. As the savings and loan crisis was resolved, ATSI leveraged its past performance record at RTC to win a contract to develop the Federal Deposit Insurance Corporation’s first internet and intranet sites.

Although ATSI’s service offerings have evolved over time to incorporate new technologies, ATSI has remained committed to:

•       systems integration and application development;

•       information technology infrastructure management to support its clients’ program or system objectives through the design and implementation of customized solutions; and

•       strategic information technology consulting (business process redesign).

Systems Integration and Application Development

ATSI has over 25 years of experience building and implementing leading edge financial, administrative/tracking and document/records management systems for federal civilian agency and Department of Defense (“DoD”) clients. ATSI has designed, developed, and integrated over 100 custom, enterprise-wide applications to assist clients with managing data and systems resources. As a result of its development efforts, ATSI has built a strong understanding of its clients’ information technology infrastructures, favorably positioning it to identify opportunities for additional application development and systems upgrades.

To create the best solutions for clients, ATSI utilizes its expertise in the following areas:

Software development

ATSI offers a diverse portfolio of software development solutions that include:

•        requirements analysis;

•        commercial off-the-shelf software, or COTS software, integration;

•        systems implementation;

•        legacy systems migration; and

•        custom software and application development.

ATSI’s full suite of software engineering capabilities favorably position ATSI to meet its clients’ desire to engage contractors who can evaluate the feasibility of COTS-based software solutions and, when necessary, develop custom applications that modify those solutions to meet overall system requirements. ATSI has built extensive knowledge of most of its clients’ systems, allowing it to evaluate the feasibility of integrating COTS-based software solutions with legacy systems. Additionally, ATS has developed numerous custom software solutions for clients requiring technical specifications that are more demanding than those offered by a COTS solution.

Systems integration, installation, and migration

ATSI performs comprehensive systems integration and installation services in support of its developed software systems, as well as network and hardware upgrades using COTS technologies. ATSI’s professionals analyze a client’s existing information systems, applications and platforms and design a solution that sustains or extends system performance and availability. As part of its work in this area, ATSI leverages its past experience and deep technical expertise to evaluate competing solutions. ATSI then develops systems based on the cost and requirements of a client. Finally, ATSI integrates the system into existing enterprise architectures to create a seamless application for clients. Many of ATSI’s software development projects involve a substantial degree of legacy system integration and have served to further deepen ATSI’s technical capabilities with legacy systems integration and migration.

Web-based software implementations

ATSI’s software and systems engineers have developed extensive experience designing web-based applications and database solutions. ATSI offers web-based solutions that include:

•        public key infrastructure, or PKI;

•        virtual private network, or VPN;

•        single sign-on;

•        performance monitoring; and

•        clustering/load balancing and business-to-business, or B2B, applications.

ATSI develops web-enabled systems that allow agencies to manage their intellectual capital by providing interactive web ties to robust database and mainframe architectures. Additionally, ATSI develops intranet portals allowing organizations to share information and communicate across a LAN, Wide Area Network (“WAN”) or the Internet.

Database design, administration, and integration

ATSI combines broad experience in administering databases with a focused attention to suggesting and implementing database applications and solutions. ATSI is involved in all stages of the database management life cycle, including assessment of functional requirements, development of database requirements, and assistance in vendor selection. ATSI has expertise in highly-complex database design and optimization, data modeling, distributed databases, advanced architectures performance tuning, backup and recovery planning, application administration planning and operational administration. ATSI supports all phases of a database’s life cycle and typically acts as a vendor-neutral advisor, allowing ATSI to offer its clients the database application that best addresses a system’s specific requirements. In addition, ATSI has designed and built custom database systems, using object-oriented analysis and design techniques.

Professional staffing services

ATSI provides business and information technology staffing services for nearly all of the technical and functional disciplines at financial institutions with specific focus on business/data analysts and database professionals. ATSI’s professionals possess significant technical and domain knowledge developed through years of working with many of the largest financial services firms. ATSI employs a dedicated recruiting staff to ensure ATSI has a full staff of professionals ready to quickly meet clients’ needs. Our professional staffing services to financial institutions include the following:

•        12EE/Java development;

•        client-server C/C++ development;

•        systems administration;

•        mortgage industry business analysis;

•        project management;

•        P&C industry business analysis;

•        Oracle and Sybase database administration; and

•        systems testing.

Information Technology Infrastructure Management

ATSI provides a full range of outsourced infrastructure management support services. The primary components of ATSI’s infrastructure management services are:

Managed services and program management

ATSI provides a suite of enterprise information technology infrastructure support services that enable government clients to focus on their core missions. ATSI’s information technology staff works with clients to help plan, deploy, manage, and maintain their entire information technology infrastructure. ATSI’s systems and services are focused on ensuring that clients’ enterprise solutions have the availability, reliability, performance, and support required for long-term success. ATSI also provides comprehensive program management services to several federal agencies. These services range from the establishment of program objectives to the application and tailoring of best practices, as well as providing on-site management to execute all phases of a program effectively. Program management often entails assisting the federal government in the oversight activities with larger systems being developed by large system integration firms.

Help desk functions and messaging/workflow administration

ATSI’s complete outsourced information technology and infrastructure management solution includes the provision of network-essential help desk functions. The ability to accurately identify, capture and report network problems is critical to ATSI’s ability to manage networks and recommend system upgrades. ATSI also defines, evaluates, designs, deploys and ultimately maintains and improves custom email systems that provide security, reliability and scalability for future growth. ATSI is currently working with multiple clients in the delivery of business workflow solutions and the corresponding design of electronic records management solutions.

Security/risk management

ATSI provides a full range of security and risk management services that proactively ensure the safety of information, networks and systems.

ATSI Hawaii

ATSI Hawaii was formed to evaluate and pursue new business opportunities in the Pacific Rim. This division is currently awaiting a contracting decision for a U.S. Air Force information technology outsourcing project, or USAF ETS’s contract, in Hawaii, South Korea and other locations in the Pacific that could have a contract value of more than $400.0 million over five years. Management expects the USAF ETS Contract to be awarded during the first half of 2007 and it is not currently pursuing additional opportunities through ATSI Hawaii. If the USAF ETS Contract is not awarded to ATSI, it is presently anticipated that ATSI Hawaii will be closed.

Strategic Information Technology Consulting (Business Process Redesign)

ATSI has developed a comprehensive and sophisticated strategic information technology consulting practice to assist clients with redesigning their business processes. ATSI helps clients identify and implement changes that can significantly improve performance, cost-effectiveness, quality, and client satisfaction. ATSI’s multi-disciplined consultants are typically engaged by senior agency officials to assist with the development of programs and policies that support overall strategic organizational goals. ATSI’s strategic information technology consulting offerings include:

Strategic planning and data modeling

ATSI’s strategic planning practice supports the modeling, simulation and prototyping of information technology and network systems and solutions that help clients maximize their investments in those systems. As part of its efforts, ATSI engages in feasibility studies, strategic planning, systems development consulting, quality assurance, project management, organizational assessment, system and transition planning and acquisition support for clients. ATSI also provides data modeling services that allow clients to analyze how investments in software and systems architecture will impact the overall system, database and network performance. ATSI uses its data modeling capabilities to assist clients with operations research, system analysis, systems engineering, cost-benefit analyses and statistics on operating performance.

Cost/economic/business case analysis

ATSI provides cost/economic and business case analysis to several civilian and DoD clients. ATSI’s approach to these engagements is multi-dimensional, comparing not only the financial aspects of a system upgrade, but also addressing building, restructuring, and investing in future systems and technology. As part of this process, ATSI also assists agencies with developing effective performance metrics that directly link agency missions and strategic objectives with their information technology infrastructure.

Migration planning for technology upgrade

ATSI provides software and systems migration planning. ATSI utilizes a collaborative approach to systems implementation, often working with clients to design systems requirements and select “best-of-breed” technologies to meet mission objectives. After identifying the proper solutions, ATSI works with clients to identify issues that may arise during a systems migration and map out migration and implementation schedules. ATSI also focuses on identifying potential issues impacting system uptime, connectivity and data availability. ATSI’s software and systems engineers then work with a client to address ways to alleviate concerns and minimize the impact on daily operations.

Benchmarking, performance measurement and change management

ATSI provides program management support for software applications and networks through benchmarking, which encompasses the systematic process of searching for best practices, innovative ideas, and operating procedures that can be implemented across applications and networks. As part of this process, ATSI’s financial and functional experts design and conduct surveys to define current processes and assess possible improvements. ATSI surveys the budgeting and pricing processes and visits each of the end-users, assessing the compliance and reliability of data collected with current financial management business processes. The results are used to revise the program management plan and document the detailed functional requirements necessary for an enhanced budget planning and programming process.

Business consulting

ATSI provides business consulting services to a broad range of clients through its team of highly-experienced subject matter experts. These experts provide financial institutions with business and technology best practices in matters relating to high volume transaction processing, financial accounting, cash and securities clearance, and fixed income trading. As part of its consulting services, ATSI’s professionals provide a full life-cycle of software development consulting services from business analysis, through requirements gathering, detailed design, development, testing and training support. These services are often performed in conjunction with the implementation of an entire solution or system redesign project. Additionally, ATSI provides property and casualty insurance companies with business and technology consulting services and solutions. These range from system selection and implementation to business process analysis and redesign. ATSI offers comprehensive project management and quality assurance services needed to ensure a successful system implementation.

Customers

ATSI’s diverse customer base consists primarily of U.S. government agencies. For the year ended October 31, 2006, ATSI generated 50.0% of its revenue from federal civilian agencies, 19.5% from defense and homeland security agencies, 26.8% from commercial customers, including government sponsored enterprises, and 3.7% from state and local customers. ATSI’s largest clients in fiscal year 2006 were HUD and Fannie Mae, representing 22.2% and 19.2%, respectively, of its total revenue.

Competition

The information technology services industry is a large and highly competitive market. ATSI competes for contracts based on its strong client relationships, successful past performance record, significant technical expertise and specialized knowledge. ATSI often competes against both the large defense contractors, as well as specialized information technology consulting and outsourcing firms. Many of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than ATSI. ATSI’s competitors include Lockheed Martin Corporation, Northrop Grumman Corporation, Science Applications International Corporation, IBM, Computer Sciences Corporation, Dynamics Research Corp., ManTech International Corporation, MTC Technologies, Inc., NCI Inc., ICF International, Inc., Stanley, Inc., CACI International, Inc., SRA International, Inc., SI International, Inc., Accenture Ltd. and BearingPoint, Inc. We expect competition in the U.S. government information technology services sector to increase in the future.

Employees

At February 28, 2007, ATSI had 557 personnel, including 472 full-time employees and 46 part-time employees, as well as 39 independent contractors. ATSI’s future success will depend significantly on its ability to attract, retain and motivate qualified personnel. ATSI is not a party to any collective bargaining agreement and it has not experienced any strikes or work stoppages. ATSI considers its relationship with its employees to be satisfactory.

Item 1A.                Risk Factors

Risks Associated with the Acquisition of ATSI and Follow-on Acquisitions

Certain of our key personnel who joined us as a result of the acquisition of ATSI may be unfamiliar with the requirements of operating a public company, which may adversely affect our operations, including significantly reducing our revenues and net income, if any.

Upon completion of the acquisition, our former Chairman and Chief Executive Officer, Joel R. Jacks, and our former President, Treasurer and Secretary, Peter M. Schulte, resigned as officers but remain members of our board of directors. Dr. Edward H. Bersoff became our Chairman, President and Chief Executive Officer and Stuart R. Lloyd became our Executive Vice President and Chief Financial Officer. Leon C. Perry continues with ATSI as the Senior Vice President and Director of Corporate Development. Dr. Bersoff and Mr. Lloyd each have significant public company experience. The members of the management of ATSI who remain with us do not have such experience and are unfamiliar with the requirements of operating a public company under U.S. securities laws, which could cause us to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations, including significantly reducing our revenues and net income, if any.

Our stockholders are dependent on a single business.

As a result of the acquisition, our stockholders are dependent upon the performance of ATSI and its business and other acquired businesses. ATSI will remain subject to a number of risks, including those that relate generally to the federal services industry. See “Risks Related to Our Business and Operations.”

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

One of our growth strategies is to make selective acquisitions of complementary businesses. Two of our directors, Messrs. Jacks and Schulte, are principals of CM Equity Partners, a sponsor of private equity funds. Some of these funds are focused on investments in, among other things, businesses in the federal services sector. Messrs. Jacks and Schulte also serve on the boards of a number of CM Equity Partners portfolio companies and, with Dr. Bersoff, are members of the board of directors of ICF International, Inc., a diversified federal services business that plans to grow in part through acquisitions. It is possible that CM Equity Partners and related funds and portfolio companies and ICF International, Inc. could be interested in acquiring businesses that we would also be interested in, and that these relationships could hinder our ability to carry out our acquisition strategy.

We may not have sufficient financial resources to carry out our acquisition strategy; we may need to use our stock to fund acquisitions to a greater extent that we originally intended.

Following our acquisition of ATSI in January 2007, we announced a common stock repurchase program. As a result of that program, through March 9, 2007 we utilized approximately $12.0 million of cash to purchase 2,399,400 shares of our common stock at an average price of $4.99 per share. These stock repurchases significantly reduced the amount of cash available to fund acquisitions. As a result, we may have to incur more debt, or issue more common stock or other equity securities, than would otherwise have been necessary in connection with acquisitions, and we may not have sufficient financial resources to carry out our acquisition strategy to the extent we had initially planned.

If third parties bring claims against us or if ATSI has breached any of its representations, warranties or covenants set forth in the stock purchase agreement governing the acquisition of ATSI, we may not be adequately indemnified for any losses arising therefrom.

Although the stock purchase agreement governing the acquisition of ATSI provides that the ATSI shareholders will indemnify us for losses arising from a breach of the representations, warranties and covenants by ATSI set forth in the stock purchase agreement, such indemnification is limited, in general terms, to an aggregate amount of $8.95 million (with a deductible of $375,000). In addition, with some exceptions, the survival period for claims under the stock purchase agreement is limited to the period ending April 30, 2008. We will be prevented from seeking indemnification for most claims above the aggregate threshold or arising after the applicable survival period.

Risks Related to Our Business and Operations

The loss or impairment of ATSI’s relationship with the U.S. government and its agencies could adversely affect our business.

ATSI derived approximately 96% of its total revenue in fiscal 2006 from contracts with the U.S. government and government-sponsored enterprises. We expect that U.S. government contracts will continue to be a significant source of revenue for the foreseeable future. If ATSI or any of its partners is suspended or prohibited from contracting with the U.S. government generally or any agency or related entity, if ATSI’s reputation or relationship with government agencies is impaired, or if the U.S. government or any agency or related entity ceased doing business with them or significantly decreases the amount of business it does with them, our business, prospects, financial condition and operating results could be significantly impaired.

Changes by the U.S. government in its spending priorities may cause a reduction in the demand for the products or services that we may ultimately offer, which could adversely affect our business.

Changes in the U.S. government budgetary priorities could directly affect our financial performance. Government expenditures tend to fluctuate based on a variety of political, economic and social factors. A significant decline in government expenditures, or a shift of expenditures away from programs we support, or a change in U.S. government contracting policies causing its agencies to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not enter into new contracts, could adversely affect our business, prospects, financial condition or operating results.

We are required to comply with complex procurement laws and regulations, and the cost of compliance with these laws and regulations and penalties and sanctions for any non-compliance could adversely affect our business.

We are required to comply with laws and regulations relating to the administration and performance of U.S. government contracts, which affect how we do business with our customers and impose added costs on our business. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. government agencies, any of which could materially adversely affect our business, prospects, financial condition or operating results.

The U.S. government may reform its procurement or other practices in a manner adverse to us.

Because we derive a significant portion of our revenues from contracts with the U.S. government or its agencies, we believe that the success and development of our business will depend on its continued successful participation in federal contracting programs. The U.S. government may reform its procurement practices or adopt new contracting rules and regulations, including cost-accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. It also could adopt new contracting methods to General Services Administration, or GSA, or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain socio-economic or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the U.S. government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the U.S. government may obtain from private contractors. These changes could impair our ability to obtain new contracts. Any new contracting methods could be costly or administratively difficult for us to implement and, as a result, could harm our operating results.

Government contracts are usually awarded through a competitive bidding process that entails risks not present in other circumstances.

A significant portion of our contracts and task orders with the U.S. government is awarded through a competitive bidding process. We expect that much of the business we seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government clients to increasingly purchase goods and services through indefinite delivery/indefinite quantity, or ID/IQ, contracts, GSA schedule contracts and other government-

wide acquisition contracts, or GWACs. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring us to make sustained post-award efforts to realize revenue under each such contract. Competitive bidding presents a number of risks, including without limitation:

•       the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•       the substantial cost and managerial time and effort that we may spend to prepare bids and proposals for contracts that may not be awarded to us;

•       the need to estimate accurately the resources and cost structure that will be required to service any contract we award; and

•       the expense and delay that may arise if our or our partners’ competitors protest or challenge contract awards made to us or our partners pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected, and that could cause our actual results to be adversely affected. In addition, upon the expiration of a contract, if the client requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to be adversely affected.

Restrictions on or other changes to the U.S. government’s use of service contracts may harm our operating results.

We derive a significant amount of our revenue from service contracts with the U.S. government. The U.S. government may face restrictions from new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors. Any reduction in the government’s use of private contractors to provide federal services would adversely impact our business.

Our contracts with the U.S. government and its agencies are subject to audits and cost adjustments.

U.S. government agencies, including the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contracts and government contractors’ incurred costs, administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchase, property, estimation, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome by an audit by the DCAA or another government agency could cause actual results to be adversely affected and differ materially from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause our actual results to be adversely affected.

A portion of our business depends upon obtaining and maintaining required security clearances, and our failure to do so could result in termination of certain of our contracts or cause us to be unable to bid or rebid on certain contracts.

Some U.S. government contracts require our employees to maintain various levels of security clearances, and we may be required to maintain certain facility security clearances complying with U.S. government requirements.

Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if such employees who hold security clearances terminate their employment with us, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon expiration. To the extent we are not able to engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts, which could adversely affect our business.

In addition, we expect that some of the contracts on which we bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. A facility security clearance is an administrative determination that a particular facility is eligible for access to classified information or an award of a classified contract. A contractor or prospective contractor must meet certain eligibility requirements before it can be processed for facility security clearance. Contracts may be awarded prior to the issuance of a facility security clearance, and in such cases the contractor is processed for facility security clearance at the appropriate level and must meet the eligibility requirements for access to classified information. Our ability to obtain and maintain facility security clearances has a direct impact on our ability to compete for and perform U.S. government contracts, the performance of which require access to classified information. We do not expect potential acquisitions to endanger our facility clearances. However, to the extent that any acquisition or merger contemplated by us might adversely impact our eligibility for facility security clearance, the U.S. government could revoke our facility security clearance if we are unable to address adequately concerns regarding potential unauthorized access to classified information.

We may not receive the full amounts authorized under the contracts included in our backlog, which could reduce our revenue in future periods.

Our backlog consists of funded backlog, which is based on amounts actually obligated by a client for payment of goods and services, and unfunded backlog, which is based upon management’s estimate of the future potential of our existing contracts and task orders, including options, to generate revenue. Our unfunded backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially from those anticipated.

Without additional Congressional appropriations, some of the contracts included in our backlog will remain unfunded which could significantly harm our prospects.

Although many of our U.S. government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. As a result, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Nevertheless, we estimate our share of the contract values, including values based on the assumed exercise of options relating to these contracts, in calculating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our estimate of our backlog may be inaccurate.

Loss of our GSA contracts or GWACs would impair our ability to attract new business.

We are a prime contractor under several GSA contracts, Blanket Purchase Agreements, and GWAC schedule contracts. Our ability to continue to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could be adversely affected. Our GSA contracts and other GWACs have an initial term of five or more years, with multiple options exercisable at the government client’s discretion to extend the contract for one or more years. There can be no assurances that government clients will continue to exercise the options remaining on our current contracts, nor can we be assured that future clients will exercise options on any contracts we may receive.

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

•       claim intellectual property rights in products provided by us; and

•       suspend or bar us from doing business with the federal government or with a governmental agency.

The markets we compete in are highly competitive, and many of the companies we compete against have substantially greater resources.

The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed and better known companies than us. In order to stay competitive in our industry, we must also keep pace with changing technologies and client preferences. If we are unable to differentiate our services from those of our competitors, our revenue may be adversely affected. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies who are better able to compete against us. The results of these competitive pressures could cause our business to be adversely affected.

Our failure to attract and retain qualified employees, including our senior management team, may adversely affect our business.

Our continued success depends to a substantial degree on our ability to recruit and retain the technically skilled personnel we need to serve our clients effectively. Our business involves the development of tailored solutions for our clients, a process that relies heavily upon the expertise and services of employees. Accordingly, our employees are our most valuable resource. Competition for skilled personnel in the information technology services industry is intense, and technology service companies often experience high attrition among their skilled employees. There is a shortage of people capable of filling these positions, and they are likely to remain a limited resource for the foreseeable future. Recruiting and training these personnel requires substantial resources. Our failure to attract and retain technical personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our clients’ needs, limit our ability to win new business and constrain our future growth.

Our future debt will include covenants that restrict our activities and create the risk of defaults, which could impair the value of our stock.

We expect our debt financing arrangements to contain a number of significant covenants that, among other things, restrict our ability to dispose of assets; incur additional indebtedness; make capital expenditures; pay dividends; create liens on assets; enter into leases, investments and acquisitions; engage in mergers and consolidations; engage in certain transactions with affiliates; and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, our financing arrangements require us to maintain specified financial ratios and comply with financial tests, some of which may become more restrictive over time. The failure to fulfill the requirements of debt covenants, if not cured through performance or an amendment of the financing arrangements, could have the consequences of a default described in the risk factor below. There is no assurance that we will be able to fulfill our debt covenants, maintain these ratios, or comply with these financial tests in the future, nor is there any assurance that we will not be in default under our financial arrangements in the future.

A default under our debt could lead to a bankruptcy or other financial restructuring that would significantly adversely affect the value of our stock.

In the event of a default under our financing arrangements, the lenders could, among other things, (i) declare all amounts borrowed to be due and payable, together with accrued and unpaid interest, (ii) terminate their commitments to make further loans, and (iii) proceed against the collateral securing the obligations owed to them. Our senior debt is secured by substantially all of our assets. Defaults under additional indebtedness we incur in the future could have these and other effects. Any such default could have a significant adverse effect on the value of our stock.

A default under our debt could lead to the bankruptcy, insolvency, financial restructuring or liquidation. In any such event, our stockholders would be entitled to share ratably in our assets available for distribution only after the payment in full to the holders of all of our debt and other liabilities. There can be no assurance that, in any such bankruptcy, insolvency, financial restructuring or liquidation, stockholders would receive any distribution whatsoever.

If we are unable to fund our capital expenditures, we may not be able to continue to develop new offerings and services, which would have a material adverse effect on our business.

In order to fund our capital expenditures, we may be required to incur borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets for future offerings may be limited by our financial condition at the time of any such offering, as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures would limit our ability to develop new offerings and services and could have a material adverse effect on our business, results of operations and financial condition.

Future acquisitions by us could subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.

We plan to pursue other acquisition opportunities in an effort to take advantage of the platform that ATSI constitutes. We are not limited to any particular industry or type of business that we may acquire. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular business or assets that we may acquire, or of the industry in which such business operates. In addition, the financing of any acquisition completed by us could adversely impact our capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds.

We may be unable to protect or enforce our intellectual property rights.

The protection of our trade secrets, proprietary know-how, technological innovations, other proprietary information and other intellectual property protections in the U.S. and other countries may be critical to our success. We may rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology or other rights we may have or acquire. Despite our efforts, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with us. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on our competitive position and business.

We may be harmed by intellectual property infringement claims.

We may become subject to claims from our employees and third parties who assert that intellectual property that we use in delivering services and business solutions to our clients infringe upon intellectual property rights of such employees or third parties. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also license technology from other vendors. If our vendors, employees, or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims. In addition, if any of these infringement claims is ultimately successful, we could be required to:

•       cease selling and using products and services that incorporate the challenged intellectual property;

•       obtain a license or additional licenses from our vendors or other third parties; and

•       redesign our products and services that rely on the challenged intellectual property.

Any of these outcomes could further adversely affect our operating results.

Our quarterly revenue, operating results and profitability could be volatile.

Our quarterly revenue, operating results and profitability may fluctuate significantly and unpredictably in the future.

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

•       changes in our staff utilization rates;

•       timing of significant costs, investments and/or receipt of incentive fees;

•       strategic decisions by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, and changes in business strategy;

•       contract mix and the extent of use of subcontractors;

•       changes in policy and budgetary measures that adversely affect government contracts; and

•       any seasonality of our business.

Therefore, period-to-period comparisons of our operating results may not be a good indicator of our future performance. Our quarterly operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse affect on the market price of our common stock.

Furthermore, reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not receive corresponding payments or revenue in that same quarter. We may also incur significant or unanticipated expenses or both when contracts expire, are terminated, or are not renewed. In addition, payments due to us from government agencies and departments may be delayed due to billing cycles, as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner, and for other reasons.

If subcontractors on our prime contracts are able to secure positions as prime contractors, we may lose revenue.

For each of the past several years, as the GSA Schedule contracts have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other firms acting as subcontractors to us. In some cases, companies that have not held GSA Schedule contracts have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of the providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of a GSA Schedule contract. If one or more of our current subcontractors is awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by ATSI’s subcontractors for fiscal years 2004, 2005 and 2006 represented 21%, 28% and 26% of our gross revenue, respectively.

If our subcontractors fail to perform their contractual obligations, our performance as a prime contractor and our ability to obtain future business could be materially and adversely impacted.

Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work. We are obligated to deliver to our clients. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-

upon supplies and/or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as a prime contractor.

In extreme cases, a subcontractor’s performance deficiency could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not later signed and these costs are not reimbursed, our revenues and profits will be reduced.

When circumstances warrant, we sometimes incur expenses and perform work without a signed contract or appropriate modification to an existing contract to cover such expenses or work. When we do so, we are working “at-risk,” and there is a chance that the subsequent contract or modification will not ensue, or if it does, that it will not allow us to be paid for the expenses already incurred or work already performed or both. In such cases, we have generally been successful in obtaining the required contract or modification, but any failure to do so in the future could adversely affect operating results.

If we are unable to manage our growth, our business may be adversely affected.

Sustaining our growth may place significant demands on our management, as well as on our administrative, operational and financial resources. If we sustain significant growth, we must improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to do so, or if new systems that we implement to assist in managing any future growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.

Risks Related to Our Capital Structure and Our Warrants

Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared nor paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities and other financing arrangements. It is likely that the debt financing arrangements we put into place will prohibit us from declaring or paying dividends without the consent of our lenders. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

The significant number of our outstanding warrants may place a ceiling on, or otherwise adversely affect, the value of our common stock.

We have outstanding warrants to purchase 42,000,000 shares of our common stock at an exercise price of $5.00 per share, and 18,533,158 outstanding shares of common stock as of March 20, 2007. Our warrants represent a very significant market overhang that may limit the value of our common stock, at least in the near term and unless and until we can substantially grow our business. This situation may cause us to consider alternative means of reducing the warrant overhang. Certain of these means could dilute our outstanding common stock or otherwise adversely affect its market value.

If certain stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock in certain circumstances. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock purchased prior to our public offering, then there will be an additional 2,625,000 shares of common stock eligible for trading in the public market. We have also granted registration rights to former shareholders of ATSI, who received 173,913 shares of our common stock upon the closing of the ATSI acquisition. We also granted registration rights with respect to 46,296 shares of common stock in connection with our March 1, 2007 acquisition of RISI and may also do so in connection with future acquisitions. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants may be worthless.

We will not be obligated to issue shares of common stock upon the exercise of our warrants unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and such common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our reasonable best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure warrant holders that we will be able to do so. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current, or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire. The warrant agreement is silent as to the consequences of such circumstances. Thus, our warrants may be deprived of any value, the market for our warrants may be limited or non-existent and the warrants may expire worthless.

The warrant agreement governing our warrants permits us to redeem the warrants and it is possible that we could redeem the warrants at a time when a prospectus has not been current, resulting in the warrant holder receiving less than fair value of the warrant or the underlying common stock.

Under section 6 of the warrant agreement governing our outstanding warrants, we have the right to redeem outstanding warrants, at any time prior to their expiration, at the price of $0.01 per warrant, provided that the last sales price of our common stock has been at least $8.50 per share on each of 20 trading days within any 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. Section 6 of the warrant agreement does not require, as a condition to giving notice of redemption, that we have in effect—during either the redemption measurement period or at the date of notice of redemption—a current prospectus relating to the common stock issuable upon exercise of our warrants. Thus, it is possible that we could issue a notice of redemption of the warrants following a time when holders of our warrants have been unable to exercise their warrants and thereafter immediately resell the underlying common stock under a current prospectus. Under such circumstances, rather than face redemption at a nominal price per warrant, warrant holders could be forced to sell the warrants or the underlying common stock for less than fair value.

Our securities are quoted on the Over-the-Counter Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were listed on the Nasdaq market.

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

Risks Associated with Limited Experience as a Public Company

ATSI has never operated as a public company. Fulfilling our obligations incident to being a public company following acquiring ATSI will be expensive and time consuming.

We have maintained limited disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to our limited activities prior to the acquisition, but we have not been required to maintain and establish such disclosure controls and procedures and internal controls as are required with respect to the business of ATSI following the acquisition. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or SEC, as well as the rules of Nasdaq, we will need to implement additional internal and disclosure control procedures and corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations will require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, and increase our insurance, legal and financial compliance costs. We may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting for fiscal 2006 and beyond and required an independent registered public accounting firm to report on our assessment as to the effectiveness of these controls. Our assessment, and that of our accounting firm, is that our internal controls over financial reporting need improvement. Failure to remedy these deficiencies could affect our future operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It also required an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls for as of fiscal year ended December 31, 2006. Our independent registered public accounting firm was also required to express an opinion of our assessment.

Through December 31, 2006 and into January 2007 we had no operations, no full-time personnel and very few personnel of any kind. Our activities from inception in late 2005 and into 2006 were focused on completing our initial public offering, identifying acquisition candidates and then completing the acquisition of ATSI. Most of the proceeds of our initial public offering were deposited and held in trust until the completion of the acquisition of ATSI. As a result of these factors, we had neither the resources, nor the personnel, to have in place adequate internal control. The material weaknesses in our internal control over financial reporting relate primarily to our inability to segregate duties and lack of documentation of the policies and procedures.

With the completion of the acquisition of ATSI in January 2007 we have additional personnel, access to financial and internal control systems, and actual operations. We plan to address the internal control deficiencies summarized above in this context beginning in the first quarter of 2007, with the goal of eliminating such deficiencies by the end of 2007. In addition, the acquisition of ATSI will require the development of more robust disclosure controls and procedures, which we also expect to develop during 2007.

We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new and improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as of December 31, 2007 and in future periods, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

As of December 31, 2006, ATS operated out of a single facility located at 900 Third Avenue, 33rd Floor, New York, New York. Following our acquisition of ATSI in January 2007, we now share their headquarters which is located at 7915 Jones Branch Drive, in McLean, Virginia, a suburb of Washington, D.C. ATSI’s headquarters is occupied under a lease for approximately 131,000 square feet, at a cost of approximately $2.8 million per year, which terminates on January 31, 2009. All corporate functions are located there, with approximately 41% of its full-time employees located at its headquarters and other company offices and the other 59% located at client sites. ATSI also has facilities in Arlington, Virginia, Richmond, Virginia, Huntsville, Alabama, Dayton, Ohio, Sacramento, California, San Diego, California, and Honolulu, Hawaii. ATSI does not own any real property; all of its offices are in leased premises.

Item 3.                        Legal Proceedings

From time to time we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth, for the calendar quarter indicated, the quarterly high and low bid information of the Company’s common stock as reported on the OTC Bulletin Board since our common stock began trading on December 5, 2005. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Common Stock (FDSA)		Warrants (FDSAW)		Units (FDSAU)
	High	Low	High	Low	High	Low
December 31, 2005	$5.34	$5.25	$0.47	$0.32	$6.28	$5.90
March 31, 2006	$5.83	$5.32	$0.85	$0.47	$7.50	$6.28
June 30, 2006	$5.75	$5.37	$1.04	$0.45	$7.70	$6.40
September 29, 2006	$5.47	$5.35	$0.44	$0.28	$6.40	$6.01
December 29, 2006	$5.63	$5.45	$0.36	$0.26	$6.30	$6.00

The closing prices of the Company’s common stock, units and warrants on March 9, 2007 were $4.40, $5.00, and $0.495, respectively.

Effective January 30, 2007, the Company’s trading symbols were changed to ATCT (common stock), ATCTU (units) and ATCTW (warrants) on the OTC Bulletin Board.

Holders of Common Stock

As of March 20, 2007, there were approximately 40 holders of record of our common stock.

Dividend Policy

We have never declared nor paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities and other financing arrangements. It is likely that the debt financing arrangements we put into place in connection with the acquisition will prohibit us from declaring or paying dividends without the consent of our lenders.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

None during the year ended December 31, 2006.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 5, 2005 (the first trading date of our common stock) through December 31, 2006, with the cumulative total return on (i) the Russell 2000 stock index and (ii) a Peer Group Index composed of other federal government service providers with whom we compete:  CACI International, Inc., Dynamics Research Corp., ManTech International Corp., MTC Technologies, Inc., NCI, Inc., SI International, Inc., SRA International, Inc. and Stanley, Inc. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

ASSUMES $100 INVESTED ON DEC. 5, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

The following table shows the value of $100 invested on December 5, 2005 in ATS Corporation, the Russell 2000 Index and our Peer Group.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/05/2005	12/30/2005	3/31/2006	6/30/2006	9/29/2006	12/29/2006
ATS Corporation	$100.00	$101.71	$109.52	$102.48	$104.19	$107.24
Peer Group Index	100.00	104.13	121.10	99.65	101.93	101.17
Russell 2000 Index	100.00	99.40	112.97	107.06	107.20	116.37

Item 6.                        Selected Financial Data

The following is a summary of selected statement of income data and balance sheet data for each period indicated.  The selected financial data for the year ended December 31, 2006 and for the period from April 12, 2005 (inception) to December 31, 2005 are derived from our audited financial statements and related notes.

The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

Income statement data

		For the period from April 12, 2005 (date of inception)	For the period from April 12, 2005 (date of inception)
	For the year ended	through	through
	December 31, 2006	December 31, 2005	December 31, 2006
Operating costs	$(1,167,701)	$(133,161)	$(1,300,862)
Interest income	5,551,779	819,167	6,370,946
Gain (loss) on warrant liability	5,880,000	(5,460,000)	420,000
Income (loss) before provision for taxes	10,264,078	(4,773,994)	5,490,084
(Provision) benefit for income taxes—current	(2,428,018)	(333,000)	(2,761,018)
—deferred	443,340	18,915	462,255
Net income (loss)	$8,279,400	$(5,088,079)	$3,191,321
Interest income attributable to common stock subject to possible conversion (net of taxes or $561,204 and $64,000, respectively)	(604,756)	(97,996)
Net income (loss) allocable to common stockholders not subject to possible conversion	7,674,644	(5,186,075)
Weighted average number of shares outstanding—basic	26,250,000	10,599,810
Net income (loss) per share—basic	$0.32	$(0.48)
Net income (loss)	$8,279,400	$(5,088,079)
Gain on derivative liabilities attributed to warrants	5,880,000	—
Adjusted net income (loss)—for diluted earnings	$2,399,400	$(5,088,079)
Weighted average shares outstanding	26,250,000	10,599,810
Shares from assumed conversion of warrants	3,887,477	—
Weighted average number of shares outstanding—diluted	30,137,477	10,599,810
Net income (loss) per shares—diluted	$0.08	$(0.48)

Balance sheet data

	December 31, 2006	December 31, 2005
Cash and cash equivalents	$213,395	$1,855,394
Investments held in trust (including interest receivable of $89,737 and $39,444, respectively) and cash and cash equivalents held in trust fund	121,025,807	117,990,384
Other Assets	638,750	106,751
Deferred acquisition costs	1,361,215	—
Total Assets	$123,239,167	$119,952,529
Total liabilities	$15,153,241	$20,146,003
Common stock subject to possible redemption (including interest income)	24,127,034	23,522,278
Total stockholders’ equity	83,958,892	76,284,248
Total Liabilities and Stockholders’ equity	$123,239,167	$119,952,529

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto to Item 8. “Financial Statements and Supplementary Data.”

We were organized as a “blank check” company under the laws of the State of Delaware on April 12, 2005 and were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the federal services and defense industries. Our principal executive offices are located at 7915 Jones Branch Drive, McLean, Virginia 22102.

Recent Developments

On January 16, 2007, we acquired all of the outstanding capital stock of ATSI, a provider of systems integration and application development to the U.S. government, for (a) $84.0 million in cash, reduced by a working capital adjustment, the repayment of outstanding indebtedness of ATSI and an aggregate of $8.95 million of escrowed funds, and (b) 173,913 shares of our common stock. It is possible that the former shareholders of ATSI could benefit from certain earnout opportunities if certain adjusted EBITDA thresholds are achieved and additionally if ATSI is awarded a contract for a U.S. Air Force information technology outsourcing project in Hawaii. That contracting decision has been delayed on several occasions. As of the date of this Annual Report on Form 10-K we had not been advised of a decision on that award.

The audited consolidated balance sheets of ATSI as of October 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended October 31, 2006, 2005 and 2004 are included as an exhibit to this Annual Report on Form 10-K. During the year ended October 31, 2006. ATSI reported contract revenues of $112.3 million compared to $105.4 million in the prior year, operating income of $2.1 million compared to $2.7 million in the prior year, and income from continuing operations of $0.5 million compared to $1.8 million in the prior year.

We do not believe the historical results of ATSI, which was a closely-held private business, are indicative of future results.

We funded the cash portion of the ATSI purchase price with the proceeds of our initial public offering. In connection with the acquisition of ATSI, holders of 2,906,355 shares of common stock who voted against the acquisition and perfected their right to convert their shares of common stock into $5.77 of cash per share. An aggregate of $16,769,668 was paid to converting stockholders. These conversions were also funded with the proceeds of our initial public offering. Following the completion of the acquisition, we announced and implemented a common stock repurchase program. Through March 9, 2007, we had utilized approximately $12.0 million of cash to purchase 2,399,400 shares of our common stock at an average price of $4.99 per share including commissions.

As of the close of business on February 28, 2007, we acquired Reliable Integration Services, Inc. (“RISI”) a 37-employee network systems integrator serving U.S. government defense and civilian agencies for approximately $1.3 million in cash, promissory notes and assumption of debt, plus $0.2 million in the Company’s common stock.

On January 9, 2007, we announced that after the close of the ATSI acquisition, the Company would and did repurchase 2,625,000 shares of the Company’s common stock from the founders of the Company for Approximately $2,888.

Following the completion of the acquisition, we announced and implemented a common stock and warrant repurchase program. Through March 9, 2007, we utilized approximately $12.0 million of cash to purchase 2,399,400 shares of our common stock at an average price of $4.99 per share including commissions.

The ATS Incentive Compensation Plan was approved by the stockholders at the January 12, 2007 stockholder’s meeting. The plan reserves 1.5 million shares of our common stock for issuance to our employees and employees of our subsidiaries. We will be accounting for any grants of these shares in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), “Shared-Based Payment,”  (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. These awards will be measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award.

We entered into a temporary 90-day $9.0 million line of credit with the Bank of America on February 1, 2007. The line bears interest at the one-month LIBOR rate plus between 150-225 basis points pr annum, depending on the outstanding balance of the line.

We entered into a warrant clarification agreement on March 14, 2007. Prior to that date we were required to record the warrant liability at each reporting date at its then estimated fair value, with any changes being recorded through our statement of operations as other income/expense. The warrants will continue to be reported as a liability through March 14, 2007 when we clarified our warrant agreement so this treatment is no longer required.

On March 19, 2007, we entered into an employment agreement with Dr. Edward H. Bersoff to join ATS as our Chairman, President and Chief Executive Officer. He has been serving in that capacity since January 16, 2007. The employment agreement was filed as part of an 8-K on March 21, 2007.

As of the close of business on March 9, 2007, we had cash on hand of approximately $2.3 million.

Overview of 2006

We neither engaged in any operations, generated any revenues nor incurred any debt or expenses during the period ended December 31, 2006, other than in connection with our public offering and, thereafter, certain legal and other expenses related to pursuing acquisitions of target businesses. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate target businesses for a business combination.

Our net proceeds from the sale of our units, after deducting offering expenses of approximately $531,000 and underwriting discounts of $6,300,000, were approximately $119,169,000. Of this amount, $117,180,000 was placed in trust and the remaining $1,989,000 was not placed in trust. From inception through December 31, 2006, we have incurred operating expenses of $1,300,862 as follows:

	Inception Through December 31, 2005	Year Ended December 31, 2006	Inception Through December 31, 2006
Legal, accounting, travel and other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination	$10,535	$666,274	$676,809
Administrative services and support ($7,500 per month)	18,145	90,000	108,145
Expenses for legal and accounting fees relating to our SEC reporting obligations	25,827	149,075	174,902
Franchise and capital taxes	46,244	120,237	166,481
Director and officer liability insurance premiums	17,233	85,000	102,233
Miscellaneous expenses	15,177	57,115	72,292
Total	$133,161	$1,167,701	$1,300,862

For the year ended December 31, 2006, we had accumulated $1,361,215 in deferred costs related to the acquisition of ATSI compared to no deferred cost in the period from April 12, 2005 (date of inception) through December 31, 2005.  These charges will be capitalized in the first quarter 2007, when the acquisition was completed.

For the year ended December 31, 2006, and the period from April 12, 2005 (date of inception) through December 31, 2005, we earned $5,551,779 and $819,197 of interest income, respectively.

As described below under “Accounting for Warrants and Derivative Instruments,” as a result of recording the change in the fair value of warrant liability, we reported a net loss of approximately $5.5 million on warrant liability for the period ended December 31, 2005, and a gain of approximately $5.9 million on warrant liability for the year ended December 31, 2006.

Our accounting for our outstanding warrants is described below under “Critical Accounting Policies—Accounting for Warrants and Derivative Instruments.” As described there, until we entered into a warrant clarification agreement on March 14, 2007, we were required to record the warrant liability at each reporting date at its then estimated fair value, with any changes being recorded through our statement of operations as other income/expense. The warrants will continue to be reported as a liability through March 14, 2007 when we clarified our warrant agreement so this treatment is no longer required.

On October 25, 2005, we used $154,000 of our general working capital to repay the notes payable to our initial stockholders, Messrs. Jacks and Schulte. The loans were repaid in full, without interest, and cancelled.

On October 25, 2005 and 2006, we used $85,000 and $42,500, respectively of our general working capital to pay premiums associated with our directors and officers’ liability insurance, of which $25,267 of this amount represents the prepaid portion for the cost of such insurance for 2007.

We have agreed to pay, through the date of our acquisition of a target business, CM Equity Management, L.P., an affiliate of Messrs. Jacks and Schulte, $7,500 per month for office space and certain office and secretarial services. The $7,500 per month is reimbursement for office space and the office and secretarial services provided to us by CM Equity Management, L.P., and not as compensation to Messrs. Jacks and Schulte. For the year ended December 31, 2006, and for the period April 12, 2003 (date of inception) through December 31, 2005, we reimbursed the $90,000, and $18,145, respectively.

As of December 31, 2006, $121,025,807, including interest receivable of $89,737, was held in trust, and we had approximately $213,000 of the available funds remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Critical Accounting Policies and Significant Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ significantly from those estimates.

We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our financial statements.

Cash and Cash Equivalents.

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We had cash deposits in excess of the federally insured limits at December 31, 2006.

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

Accounting for Warrants and Derivative Instruments.

Emerging Issues Task Force 00-19, or EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” provides criteria for determining whether freestanding contracts that are to be settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract classified as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract designated as an equity instrument is included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the warrants to purchase common stock included in the units sold in our initial public offering are separately accounted for as liabilities.

The agreement related to our warrants sold in our offering provides for us to register and maintain the registration of the shares underlying the warrants and does not specify a penalty in the absence of our ability to deliver registered shares to holders upon exercise of the warrants. Further, until recently clarified, the warrant agreement did not specify that we cannot be obligated to net cash settle the instrument. Paragraph 14 of EITF 00-19 states that if the contract allows the company to net-share or physically settle the contract only by delivering registered shares, it is assumed that the company will be required to net-cash settle the contract, and as a result liability classification will be required. Paragraph 17 of EITF 00-19 states that if the contract requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement is permitted or required, and the contract does not specify how the contract would be settled in the event that the company is unable to deliver registered shares, then net cash settlement is assumed if the company is unable to deliver registered shares (because it is unlikely that nonperformance would be an acceptable alternative). Under EITF 00-19, registration of the common stock underlying the warrants is not within our control and, as a result, we were required to assume that we could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair value of these securities is presented on our balance sheet as “warrant liabilities,” and the unrealized changes in the values of these derivatives are shown in our statement of operations as “Gain (loss) on warrant liability.”

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, as in the case of our warrants as of the date of issuance, fair values are determined using methods requiring judgment and estimates. Utilizing such methods, the fair value of the warrant liability at October 20, 2005 (the date of issuance) was determined to be $0.34 per warrant. At the date of issuance, we allocated the unit price between the share of common stock and the warrants issued based upon relative fair value determined, among other things, by reference to the underlying cash held in the trust fund. The warrants included in the units sold in our initial public offering began to be publicly traded on the Over the Counter Bulletin Board on December 5, 2005, and consequently the fair value of the warrants is reflected as the market price of a warrant at each period end. To the extent that the market prices of our warrants increase or decrease through the March 14, 2007 effective date of our warrant clarification agreement, our derivative liabilities will also increase or decrease with a corresponding impact on our statement of operations.

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

Results of Operations

The following table sets forth the results of operations for the year ended December 31, 2006 and the period ended December 31, 2005.

	For the year ended December 31, 2006	For the period from April 12, 2005 (date of inception) through December 31, 2005	For the period from April 12, 2005 (date of inception) through December 31, 2006
Operating costs	$(1,167,701)	$(133,161)	$(1,300,862)
Interest income	5,551,779	819,167	6,370,946
Gain (loss) on warrant liability	5,880,000	(5,460,000)	420,000
Income (loss) before provisions for taxes	10,264,078	(4,773,994)	5,490,084
(Provision) benefit for income taxes—current	(2,428,018)	(333,000)	(2,761,018)
—deferred	443,340	18,915	462,255
Net income (loss)	$8,279,400	$(5,088,079)	$3,191,321
Interest income attributable to common stock subject to possible conversion (net of taxes or $561,204 and $64,000, respectively)	(604,756)	(97,996)
Net income (loss) allocable to common stockholders not subject to possible conversion	7,674,644	(5,186,075)
Weighted average number of shares outstanding—basic	26,250,000	10,599,810
Net income (loss) per share—basic	$0.32	$(0.48)
Weighted average number of shares outstanding exclusive of shares subject to possible redemption—basic	22,052,100	9,530,382
Net income (loss) per share not subject to possible redemption— basic	$0.35	$(0.54)

Operating expenses for the year ended December 31, 2006, and for the period from April 12, 2005 (date of inception) through December 31, 2005, were $1,167,701 and $133,161, respectively.  These costs were  principally composed of legal, accounting expenses and administrative costs related to due diligence in seeking acquisition candidates and SEC filings most of which took place in 2006.

For the year ended December 31, 2006, and the period from April 12, 2005 (date of inception) through December 31, 2005, we earned $5,551,779 and $819,197 of interest income, respectively.

Warrant gains and losses for the year ended December 31, 2006, and the period from April 12, 2005 (date of inception) through December 31, 2005, were a gain of $5,880,000 and a loss of $5,460,000, respectively.

Liquidity and Capital Resources

We funded our operations in 2006 primarily through the funds raised in our initial public offering.

Net cash provided by operating activities was $2.7 million for the year ended December 31, 2006. Cash provided by operating activities is primarily driven by net income, adjusted for working capital changes, which are principally changes in accrued expenses and fluctuations in warrant liabilities.

Net cash used in investing activities was $4.3 million for 2006. During 2006, we had $2.9 million of net short-term investments and $1.4 million in deferred acquisition costs.

On January 16, 2007, we acquired all of the outstanding capital stock of ATSI, a provider of systems integration and application development to the U.S. government, for (a) $84 million in cash, reduced by a working a capital adjustment, the repayment of outstanding indebtedness of ATSI and an aggregate of $8.95 million of escrowed funds, and (b) 173,913 shares of our common stock. It is possible that the former shareholders of ATSI could benefit from certain earnout opportunities if ATSI is awarded a contract for a U.S. Air Force information technology outsourcing project in Hawaii. That contracting decision has been delayed on several occasions. As of the date of this Annual Report on Form 10-K, we had not been advised of a decision on that award.

We funded the cash portion of the ATSI purchase price with the proceeds of our initial public offering. In connection with the acquisition of ATSI, holders of 2,906,355 shares of common stock who voted against the acquisition and perfected their right to convert their shares of common stock into $5.77 of cash per share. An aggregate of $16,769,668 was paid to converting stockholders. These conversions were also funded with the proceeds of our initial public offering. Following the completion of the acquisition, we announced and implemented a common stock repurchase program. Through March 9, 2007, we utilized approximately $12.0 million of cash to purchase 2,399,400 shares of common stock at an average price of $4.99 per share.

ATS has a commitment to pay CRT Capital Group LLC a 2% fee of gross offering proceeds, or $2,520,000 upon the Company’s consummation of a Business Combination, which was paid in January 2007.

ATS has engaged CRT Capital Group LLC, the underwriter, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. ATS has agreed to pay CRT Capital Group LLC a commission equal to 2% of the exercise price for each warrant exercised more than one year from October 19, 2005 if the exercise was solicited by CRT Capital Group LLC.

Under an agreement entered into May 2006 an amended in September 2006, an entity owned and controlled by Stuart R. Lloyd, who will become the Company’s Executive Vice President and Chief Financial Officer will receive a payment of $100,000 plus $5,000 per week from October 1, 2006 through the closing date if the acquisition of ATSI is completed. ATS will also reimburse for out-of-pocket costs. The services being provided by this entity are performed by Mr. Lloyd and consist of consulting on financial and accounting matters, including evaluation of ATSI’s operations, reviewing monthly financial information, commenting o filings to be made with the Securities and Exchange Commission, and assisting in the preparation for, and participation in, investor presentations and similar activities. This commitment was paid in the amount of $175,000 upon the consummation of the acquisition of ATSI in January 2007.

Effective March 1, 2007, we acquired RISI, a 37-employee network systems integrator serving U.S. government defense and civilian agencies for approximately $1.3 million in cash, promissory notes and assumption of debt, plus $0.2 million in ATS common stock.

As of the close of business on March 20, 2007, we had cash on hand of approximately $1.5 million.

We expect to fund our operations following the acquisition of ATSI through funds generated from operations, cash remaining from our initial public offering and the credit facilities described below. We expect to retain future earnings, if any, for use in the operations of the business and at this time do not anticipate paying any cash dividends.

Although no decisions have been made as to the size, structure or number of future acquisitions, we expect that a significant portion of acquisition prices will be borrowed from commercial sources and, perhaps, in some cases, the owners of an acquisitions target. Depending on the nature and structure of the target and its business, and the preferences of the owners of the target, it is possible that we would use common stock or other equity securities as part of the acquisition consideration. However, it is not possible to predict future acquisition structures at this time.

Another factor that could affect our capital structure and resources is our concern about the effects of our substantial number of warrants outstanding. We have not made any decisions about what to do about that factor, and we may take no steps in that regard, but we expect to evaluate from time to time alternatives for addressing that issue.

As of December 31, 2006, we had no line of credit and no borrowings outstanding. Effective February 1, 2007, we maintain a 90-day, $9 million line of credit with Bank of America. The current line bears interest at the one-month LIBOR rate plus between 150 and 225 basis points per annum, depending on the outstanding balance on the line. We expect this temporary line to be replaced with permanent arrangements, perhaps involving both a revolving credit facility and a stand-by acquisition facility. No assurance can be provided that we will be able to put into place permanent credit facilities, or the size and terms of such facilities.

Off-balance sheet arrangements

None

Effects of inflation

Since we had no operations as of December 31, 2006, the effects of inflation did not have a material impact on our business through the period covered in this report.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The adoption of SFAS No. 157 is effective January 1, 2008 for the Company. We believe that the adoption of this statement will not have a material effect on its financial condition, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires the use of the “rollover” and “iron curtain” approaches when attempting to quantify possible misstatements in the financial statements. If under either approach a misstatement is determined to have a material effect on the financial statements, the financial statements must be adjusted. We adopted SAB 108 for the fiscal year ended December 30, 2006. The adoption of this statement did not have a material effect on its financial condition, results of operations or cash flow.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to measure eligible items at fair value. For items where the fair value election is made, we will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, we are assessing the impact the adoption of SFAS 159 will have on our financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. As of December 31, 2006, we were not engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices were not significant. The available funds which were not immediately required to pay our expenses were invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Given our limited risk in our exposure to U.S. Treasury Bills, we did not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8.                        Financial Statements and Supplementary Data

Reference is made to our financial statements beginning on page F-1 of this report.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

We performed an assessment, as of December 31, 2006, of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and .31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer (our Chairman of the Board and Chief Executive Officer) an our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year and report based on that assessment whether our internal control over financial reporting was effective. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management or our Board of Directors; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Limitations on the Effectiveness of Controls

Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changed in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Assessment of Effectiveness of Disclosure Controls Over Financial Reporting

Our Management, including our Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We determined that our internal control over financial reporting was ineffective because of the following material weaknesses as described below:

1.      Through December 31, 2006, we had no operations, no full-time personnel and very few personnel of any kind. Our activities from inception in late 2005 and into 2006 focused on completing our initial public offering, identifying acquisition candidates and then completing the acquisition of

ATSI. As a result of these factors, we had neither the resources, nor the personnel, to have in place adequate internal control. The material weaknesses in our internal control over financial reporting relates primarily to our inability to segregate duties.

2.      In addition, we lacked documentation of the policies and procedures that were in place.

Management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting has been audited by Eisner LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2006 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

With the completion of the acquisition of ATSI in January 2007 we have additional personnel, access to financial and internal control systems, and actual operations. We plan to address the internal control weaknesses summarized above in this context beginning in the first quarter of 2007, with the goal of eliminating such deficiencies by the end of 2007. In addition, the acquisition of ATSI will require the development of more robust disclosure controls and procedures, which we also expect to develop during 2007.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers And Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) and is incorporated herein by reference.

Item 11.                 Executive Compensation

The information required in this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12.                 Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006, the Company had an Incentive Compensation Plan which reserved 1.5 million shares of the Company’s common stock for issuance to employees and directors. The plan was approved by shareholders on January 12, 2007.

The information required in this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

Item 13.                 Certain Relationships And Related Transactions, and Director Independence

The information required in this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14.                 Principal Accounting Fees And Services

The information required in this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits And Financial Statement Schedules

(a)           Financial Statements and Financial Statement Schedules

See Index to Financial Statements Page F-1 included in Form 10-K.

(b)          Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation dated January 16, 2007 (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed January 19, 2007)
3.2	By-laws (incorporated by reference to Exhibit 3.2 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 in our Annual Report on Form 10-K filed March 31, 2006)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 in our Annual Report on Form 10-K filed March 31, 2006)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 in our Annual Report on Form 10-K filed March 31, 2006)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 in our Annual Report on Form 10-K filed March 31, 2006)
4.5	Warrant Clarification Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to a Warrant Report on Form 8-K filed March 14, 2007)
10.1

Stock Purchase Agreement dated April 19, 2006 among Federal Services Acquisition Corporation, Advanced Technology Systems, Inc. and the shareholders of Advanced Technology Systems, Inc. (included as Annex A to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)

10.2	First Amendment to Stock Purchase Agreement (included as Annex A-1 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
10.3	Second Amendment to Stock Purchase Agreement (included as Annex A-2 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
10.4	Third Amendment to Stock Purchase Agreement (included as Annex A-3 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
10.5

Balance Sheet Escrow Agreement among Federal Services Acquisition Corporation, certain shareholders of Advanced Technology Systems, Inc. and Branch Banking and Trust Company as Escrow Agent (included as Annex B-1 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)

10.6

General Indemnity Escrow Agreement among Federal Services Acquisition Corporation, certain shareholders of Advanced Technology Systems, Inc. and Branch Banking and Trust Company as Escrow Agent (included as Annex B-2 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)

10.7

Expense Escrow Agreement among Federal Services Acquisition Corporation, certain shareholders of Advanced Technology Systems, Inc. and Branch Banking and Trust Company as Escrow Agent (included as Annex B-3 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)

10.8

Accounting Method Tax Escrow Agreement among Federal Services Acquisition Corporation, certain shareholders of Advanced Technology Systems, Inc. and Branch Banking and Trust Company as Escrow Agent (included as Annex B-4 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)

10.9

Registration Rights Agreement among Federal Services Acquisition Corporation and certain shareholders of Advanced Technology Systems, Inc. (included as Annex C to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)

10.10

Federal Services Acquisition Corporation 2006 Omnibus Incentive Compensation Plan (included as Annex E to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)

10.11

Contract dated July 24, 2006, as modified September 29, 2006, under which Advanced Technology Systems, Inc. provides IT contractor support to mission areas under cognizance of the Office of the Secretary of Defense (incorporated by reference to Exhibit 10.11 on a Current Report on Form 8-K filed January 19, 2007)

10.12

Contract, as modified October 2006, between Advanced Technology Systems, Inc. Public Safety Solutions Division and the Metropolitan Nashville Police Department (MNPD) with respect to Advanced Records Management System (ARMS) project (incorporated by reference to Exhibit 10.12 on a Current Report on Form 8-K filed January 19, 2007)

10.13

Lease dated June 22, 1998 under which Advanced Technology Systems, Inc. leases the Registrant’s principal executive offices, at 7915 Jones Branch Drive, McLean, VA 22102, from West*Group Properties, LLC for a term expiring on January 31, 2009 (incorporated by reference to Exhibit 10.13 on a Current Report on Form 8-K filed January 19, 2007)

10.14	Employment Agreement with Dr. Edward H. Bersoff dated March 19, 2007 (incorporated by reference to Exhibit 10.1 on a Current Report on From 8-K filed March 21, 2007)
10.15	Restricted Share Award Agreement with Dr. Edward H. Bersoff dated March 19, 2007 (incorporated by reference to Exhibit 10.2 on a Current Report on Form 8-K filed March 21, 2007)
23.1	Consent of Eisner LLP
23.2	Consent of Grant Thornton LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1

Consolidated Balance Sheets of Advanced Technology Systems, Inc. and Subsidiaries as of October 31, 2006 and 2005 and the related changes in Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for each of the three years in the period ended October 31, 2006, 2005 and 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATS CORPORATION
March 26, 2007	By:	/s/ Dr. EDWARD H. BERSOFF
Dr. Edward H. Bersoff
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Dr. EDWARD H. BERSOFF	Chairman, President and Chief Executive Officer	March 26, 2007
Dr. Edward H. Bersoff	(Principal Executive Officer)
/s/ STUART R. LLOYD	Executive Vice President and Chief Financial Officer	March 26, 2007
Stuart R. Lloyd
/s/ JOEL R. JACKS	Director	March 26, 2007
Joel R. Jacks
/s/ JOSEPH A. SAPONARO	Director	March 26, 2007
Joseph A. Saponaro
/s/ PETER M. SCHULTE	Director	March 26, 2007
Peter M. Schulte
/s/ EDWARD J. SMITH	Director	March 26, 2007
Edward J. Smith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ATS Corporation

We have audited the accompanying balance sheets of ATS Corporation (formerly Federal Services Acquisition Corporation) (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations and the changes in stockholders’ equity and cash flows for the year ended December 31, 2006, and for the periods from April 12, 2005 (date of inception) through December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATS Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and for the periods from April 12, 2005 (date of inception) through December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ATS Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

/s/ Eisner LLP
New York, New York

March 20, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

ATS Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that ATS Corporation (formerly Federal Services Acquisition Corporation) (a development stage company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s’ internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that  controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. As of December 31, 2006, the Company had no operations and no full-time personnel. Therefore, the Company had neither the resources nor personnel to have adequate segregation of duties, and lacked documentation of the policies and procedures. Management concluded that internal controls over financial reporting were not effective. These control deficiencies resulted in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected in the annual or interim financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2006 and this report does not affect our report dated March 20, 2007 on those financial statements.

In our opinion, management’s assessment that ATS Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, ATS Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of ATS Corporation as of December 31 ,2006 and 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2006 and for the periods from April 12, 2005 (date of inception) through December 31, 2006 and 2005 and our report dated March 20, 2007, expressed an unqualified opinion on those financial statements.

/s/ Eisner LLP

New York, New York

March 20, 2007

ATS CORPORATION
FINANCIAL STATEMENTS

ATS CORPORATION
(a development stage company)

Balance Sheets

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$213,395	$1,855,394
Prepaid expenses	136,006	72,122
Total current assets	349,401	1,927,516
Short-term investments held in trust account (including interest receivable of $89,737 and $39,444, respectively) (fair value $121,024,475 and $117,709,036, respectively)	121,024,475	117,709,036
Cash and cash equivalents held in trust fund	1,332	281,348
Deferred income tax benefit	502,744	34,629
Deferred acquisition costs	1,361,215	—
Total assets	$123,239,167	$119,952,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$942,146	$34,289
Income tax payable—current	310,606	356,000
Deferred income tax	40,489	15,714
Warrant liabilities	13,860,000	19,740,000
Total current liabilities	15,153,241	20,146,003
Common Stock, subject to possible redemption 4,197,900 shares	23,424,282	23,424,282
Interest income attributable to common stock subject to possible redemption (net of taxes of $561,204 and $64,000, respectively)	702,752	97,996
Total common stock, subject to possible redemption	24,127,034	23,522,278
COMMITMENTS AND CONTINGENCIES (Note I)
STOCKHOLDERS’ EQUITY:
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding
Common stock—$.0001 par value, 100,000,000 shares authorized; 26,250,000 issued and outstanding (which includes 4,197,900 shares subject to possible redemption)	2,625	2,625
Additional paid-in capital	81,467,698	81,467,698
Retained earnings (deficit) accumulated during the development stage	2,488,569	(5,186,075)
Total stockholders’ equity	83,958,892	76,284,248
	$123,239,167	$119,952,529

See notes to financial statements

ATS CORPORATION
(a development stage company)

Statements of Operations

	For the Year ended December 30, 2006	For the period from April 12, 2005 (date of inception) through December 31, 2005	For the period from April 12, 2005 (date of inception) through December 31, 2006
Expenses:
Operating costs	$1,167,701	$133,161	$1,300,862
Other income (loss):
Bank interest	39,221	8,783	48,004
Interest on cash and short term investments held in trust	5,512,558	810,384	6,322,942
Gain (loss) on warrant liability	5,880,000	(5,460,000)	420,000
Total other income (loss)	11,431,779	(4,640,833)	6,790,946
Income (loss) before (provision) benefit for income taxes	10,264,078	(4,773,994)	5,490,084
(Provision) benefit for income taxes
Current	(2,428,018)	(333,000)	(2,761,018)
Deferred	443,340	18,915	462,255
Net income (loss)	$8,279,400	$(5,088,079)	$3,191,321
Weighted average number of shares outstanding—basic	26,250,000	10,599,810
Net income (loss) per share—basic	$0.32	$(0.48)
Net income (loss)	$8,279,400	$(5,088,079)
Gain on derivative liabilities attributed to warrants	5,880,000	—
Adjusted net income (loss)—for diluted earnings	$2,399,400	$(5,088,079)
Weighted average shares outstanding	26,250,000	10,599,810
Shares from assumed conversion of warrants	3,887,477	—
Weighted average number of shares outstanding—diluted	30,137,477	10,599,810
Net income (loss) per share—diluted	$0.08	$(0.48)

See notes to financial statements

ATS CORPORATION

(a development stage company)

Statements of Changes in Stockholders’ Equity
For the period from April 12, 2005 (date of inception) through December 31, 2006

	Common Stock		Additional Paid-In	(Deficit) Income Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance—April 12, 2005 (date of inception)
Initial capital from founding stockholders	5,250,000	$525	$5,475	$—	$6,000
Sale of 21,000,000 units (including 4,197,900 shares of common stock subject to possible redemption), net of underwriters’ discount and offering expenses	21,000,000	2,100	119,166,505	—	119,168,605
Reclassification of proceeds allocated to warrants—derivatives liability	—	—	(14,280,000)	—	(14,280,000)
Reclassification as a result of 4,197,900 shares of common stock being subject to possible redemption	—	—	(23,424,282)	—	(23,424,282)
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(97,996)	(97,996)
Net (loss) for the period	—	—	—	(5,088,079)	(5,088,079)
Balance—December 31, 2005	26,250,000	2,625	81,467,698	(5,186,075)	76,284,248
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(604,756)	(604,756)
Net income for the year	—	—	—	8,279,400	8,279,400
Balance—December 31, 2006	26,250,000	$2,625	$81,467,698	$2,488,569	$83,958.892

See notes to financial statements

ATS CORPORATION

(a development stage company)

Statements of Cash Flows

	For the Year ended December 31, 2006	For the period from April 12, 2005 (date of inception) through December 31, 2005	For the period from April 12, 2005 (date of inception) through December 31, 2006
Cash flows from operating activities:
Net income (loss)	$8,279,400	$(5,088,079)	$3,191,321
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(443,340)	(18,915)	(462,255)
(Gain) loss on warrant liabilities	(5,880,000)	5,460,000	420,000
Changes in:
Interest receivable	(50,293)	(39,444)	(89,737)
Prepaid expenses	(63,884)	(72,122)	(136,006)
Accrued expenses	907,857	34,289	942,146
Income taxes payable—current	(45,394)	356,000	310,606
Net cash provided by operating activities	2,704,346	631,729	3,336,075
Cash flows from investing activities:
Purchase of U.S. government securities held in trust fund	(1,198,478,053)	(234,848,658)	(1,433,326,711)
Maturities of U.S. government securities held in trust fund	1,195,212,907	117,179,066	1,312,391,973
Cash held in trust fund	280,016	(281,348)	(1,332)
Deferred acquisition costs	(1,361,215)	—	(1,361,215)
Net cash used in investing activities	(4,346,345)	(117,950,940)	(122,297,285)
Cash flows from financing activities:
Proceeds from public offering, net of expenses	—	119,168,605	119,168,605
Proceeds from notes payable to stockholders	—	154,000	154,000
Repayment of notes to stockholders	—	(154,000)	(154,000)
Proceeds from sale of common stock to founders	—	6,000	6,000
Net cash provided by financing activities	—	119,174,605	119,174,605
Net (decrease) increase in cash and cash equivalents	(1,641,999)	1,855,394	213,395
Cash and cash equivalents—beginning of period	1,855,394	—	—
Cash and cash equivalents—end of period	$213,395	$1,855,394	$213,395
Supplemental Disclosure of noncash activities:
Cash paid during the period for:
Income taxes	$2,483,385	$—	$2,483,385
Non-cash activities:
Reclassification of common stock subject to possible redemption	$—	$23,424.282	$23,424,282
Accretion of trust fund relating to common stock subject to possible redemption	604,756	97,996	702,752
Warrant obligation in connection with sale of units in offering	—	14,280,000	14,280,000

See notes to financial statements

ATS CORPORATION

(a development stage company)

Notes to Financial Statements

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS

ATS Corporation (formerly Federal Services Acquisition Corporation)(the “Company”) was incorporated in Delaware on April 12, 2005. The Company was formed to serve as a vehicle for the acquisition of an operating business in the federal services and defense industries through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. As described in Note L, in January 2007, the Company consummated a business combination and acquired all of the outstanding common stock of Advanced Technology Systems, Inc. (“ATSI”).

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on October 19, 2005. The Company consummated the offering on October 25, 2005 and received net proceeds of $119,169,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the federal services and defense industries (“Business Combination”). As of December 31, 2006, an amount of $121,025,807 including interest receivable of $89,737 of the net proceeds is being held in a trust account (“Trust Account”) and is invested in U.S. government securities, and cash or cash equivalents until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account to the Company’s public stockholders. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Upon consummation of the Offering, the Founders have placed the shares they owned into an escrow account. These shares will not be transferable during the escrow period and will not be released from escrow until the earliest of:

•       three years following the date of the Offering,

•       liquidation; or

•       the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the Company consummating a business combination with a target business. (See Note L)

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS (Continued)

dividends will also be placed in escrow. If the Company is unable to effect a business combination and liquidates, none of the Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had cash deposits in excess of the federally insured limits at December 31, 2006 and 2005.

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

The agreement related to the Company’s warrants provides for the Company to register and maintain the registration of the shares underlying the warrants and does not specify a penalty in the absence of the Company’s ability to deliver registered shares to holders upon exercise of the warrants. Further, the warrant agreement does not specify that the Company cannot be obligated to net cash settle the instrument. Paragraph 14 of EITF 00-19 states that if the contract allows the company to net-share or physically settle the contract only by delivering registered shares, it is assumed that the company will be required to net-cash settle the contract, and as a result liability classification will be required. Paragraph 17 of EITF 00-19 states that if the contract requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement is permitted or required, and the contract does not specify how the contract would be settled in the event that the company is unable to deliver registered shares, then net cash settlement is assumed if the company is unable to deliver registered shares (because it is unlikely that nonperformance would be an acceptable alternative). Under EITF 00-19, registration of the common stock underlying the warrants is not within the Company’s control and, as a result, the Company must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair value

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of these securities is presented on the Company’s balance sheets as “warrant liabilities,” and the unrealized changes in the values of these derivatives are shown in the Company’s statements of operations as “Gain (loss) on warrant liability.”

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, as in the case of the Company’s warrants as of the date of issuance, fair values are determined using methods requiring judgment and estimates. Utilizing such methods, the fair value of the warrant liability at October 20, 2005 (the date of issuance) was determined to be $0.34 per warrant. At the date of issuance, the Company allocated the unit price between the share of common stock and the warrants issued based upon relative fair value determined, among other things, by reference to the underlying cash held in the trust fund. The warrants included in the units sold in the Company’s initial public offering began to be publicly traded on the Over the Counter Bulletin Board on December 5, 2005, and consequently the fair value of the warrants is reflected as the market price of a warrant at each reporting period. To the extent that the market prices of the Company’s warrants increase or decrease, the Company’s derivative liabilities will also increase or decrease with a corresponding impact on its statements of operations.

[3] Income (loss) per common share:

Basic income/loss per share is based on the weighted average number of common shares outstanding during the period. The per share effects of potential common shares such as warrants, aggregating 3,887,477 shares, have been included for the year ended December 31, 2006. These potential shares have not been included in the period ended December 31, 2005, because the effect would be anti-dilutive.

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents pro forma income per share attributable to common stockholders subject to possible conversion and not subject to possible conversion:

	Year ended December 31, 2006	Period ended December 31, 2005
Net income (loss)	$8,279,400	$(5,088,079)
Interest income attributable to common stock subject to possible conversion	(604,756)	(97,996)
Pro forma net income (loss) attributable to common stockholders not subject to possible conversion	$7,674,644	$(5,186,075)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion—basic	22,052,100	9,530,382
Pro forma net income (loss) per share, excluding shares subject to possible conversion—basic	$0.35	$(0.54)
Net income (loss)	$8,279,400	$(5,088,079)
Interest income attributable to common stock subject to possible conversion (net of taxes of $561,204 and $64,000, respectively)	(604,756)	(97,996)
Gain on derivative liabilities attributed to warrants	(5,880,000)	—
Pro forma net income (loss) attributable to common stockholders not subject to possible conversion less gain on derivative liabilities attributed to warrants	$1,794,644	$(5,186,075)
Pro forma weighted average number of shares outstanding excluding shares subject to possible conversion—basic	22,052,100	9,530,382
Shares from assumed conversion on warrants	3,887,477	—
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion—diluted	25,939,577	9,530,382
Pro forma net income (loss) per share, excluding shares subject to possible conversion—diluted	$0.07	$(0.54)

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

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The adoption of SFAS No. 157 is effective January 1, 2008 for the Company. The Company believes that the adoption of this statement will not have a material effect on its financial condition, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires the use of the “rollover” and “iron curtain” approaches when attempting to quantify possible misstatements in the financial statements. If under either approach a misstatement is determined to have a material effect on the financial statements, the financial statements must be adjusted. The Company adopted SAB 108 for the fiscal year ended December 30, 2006. The adoption of this statement did not have a material effect on its financial condition, results of operations or cash flow.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to measure eligible items at fair value. For items where the fair value election is made, the Company will be required to report unrealized gains or losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, the Company is assessing the impact the adoption of SFAS 159 will have on our financial statements.

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

NOTE C—INITIAL PUBLIC OFFERING

On October 25, 2005, the Company sold 21,000,000 Units (“Units”). Each Unit consisted of one share of the Company’s common stock, $.0001 par value, and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. Each Warrant is exercisable on the later of (a) the completion of a Business Combination or (b) October 19, 2006 and expires October 19, 2009, or earlier upon redemption. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the Offering, the Company paid CRT Capital Group LLC an underwriter’s discount of 5% of the gross proceeds of the Offering.

NOTE D—INVESTMENTS HELD IN TRUST

The management of the Company intends to hold until maturity the investments held in the Trust Account, which consist principally of short-term Treasury Bills. These bills are purchased at a discount and the Company accretes interest income which is equivalent to the difference between the purchase price and the market price.

NOTE E—INCOME TAXES

The provision for income taxes and the deferred tax liability (benefit) for the years ended December 31, 2006 and 2005, respectively, consisted of the following:

	Year ending December 31, 2006	Period from inception (April 12, 2005) through December 31, 2005
Current
Federal	$1,521,362	$206,000
State and local	906,656	127,000
Total current income tax	$2,428,018	$333,000
Deferred tax provision (benefit)
Federal	$(280,149)	$34,629
State and local	(163,191)	(15,714)
Total deferred tax provision (benefit)	$(443,340)	$18,915

Provisions have been made for deferred taxes based on differences between the tax basis of assets and liabilities using currently enacted rates and regulations.

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

Deferred tax assets and liabilities at December 31, 2006 and December 31, 2005 consisted of the following:

	As of December 31, 2006	As of December 31, 2005
Deferred tax assets—start up costs	$502,744	$34,629
Deferred tax liability—accrued interest receivable	(40,489)	(15,714)
Net deferred tax benefit	$462,255	$18,915

The Company has recorded a deferred tax asset. Realization is dependent on acquiring an operating company and the ability to use the deferred tax expenses to offset operating income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax will be realized through future taxable income.

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

NOTE E—INCOME TAXES (Continued)

The provision for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

	For the Year ended December 31, 2006	For the period from April 12, 2005 (date of inception) through December 31, 2005
Federal statutory rate	34.0%	(34.0)%
State and local income taxes, net of federal income tax benefit	4.8	1.7
Non-deductible gain (loss)	(19.5)	38.9
	19.3%	6.6%

NOTE F—NOTES PAYABLE TO STOCKHOLDERS

The Company issued two $77,000 non-interest bearing unsecured promissory notes to two of the Founders of the Company on April 18, 2005. The notes were repaid in the accordance with their terms on October 25, 2005 from the proceeds of the Offering.

NOTE G—RELATED PARTY TRANSACTION

The Company has agreed to pay CM Equity Management, L.P., a company where certain of the Founders serve in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from October 19, 2005 through the effective date of the acquisition of a target business. For the year ended December 31, 2006, and the periods ended December 31, 2005 and 2006, respectively, the amount paid or accrued to this entity was $90,000, $18,145 and $108,145, respectively.

NOTE H—COMMITMENTS

The Company has a commitment to pay to CRT Capital Group LLC a 2% fee of the gross offering proceeds, or $2,520,000, payable upon the Company’s consummation of a Business Combination, which was paid in January 2007.

The Company has engaged CRT Capital Group LLC, the underwriter, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. The Company has agreed to pay CRT Capital Group LLC a commission equal to 2% of the exercise price for each warrant exercised more than one year from October 19, 2005 if the exercise was solicited by CRT Capital Group LLC. At December 31, 2006, no amount was due to CRT Capital Group LLC since no warrants were exercised.

Under an agreement entered into May 2006 and amended in September 2006, an entity owned and controlled by Stuart R. Lloyd, who will become the Company’s Executive Vice President and Chief Financial Officer, will receive a payment of $100,000 plus $5,000 per week from October 1, 2006 through the closing date if the acquisition of ATSI is completed. The Company will also reimburse for out-of-pocket costs. The services being provided by this entity are performed by Mr. Lloyd and consist of consulting on financial and accounting matters, including evaluation of ATSI’s operations, reviewing monthly financial information, commenting on filings to be made with the Securities and Exchange Commission, and assisting in the preparation for, and participation in, investor presentations and similar

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

activities. This commitment in the amount of $175,000 was paid upon the consummation of the acquisition of ATSI in January 2007.

NOTE I—COMMON STOCK RESERVED FOR ISSUANCE

At December 31, 2006, 42,000,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

NOTE J—FOUNDERS

One or more of the Founders agreed with the Company that during the 40 trading day period beginning 60 days after the end of the “restricted period” under Regulation M, they collectively would spend up to $2,000,000 to purchase warrants in the public marketplace at prices not to exceed $.65 per warrant. They have further agreed that any warrants purchased by them or their affiliates or designees would not be sold or transferred until the completion of a Business Combination. As of December 31, 2006, 3,699,528 warrants have been purchased by the Founders.

NOTE K—DEFERRED ACQUISITION COSTS

As of December 31, 2006, the Company had accumulated $1,361,215 in deferred costs related to the proposed acquisition of ATSI. These charges will be capitalized in the first quarter of 2007 when the acquisition was consummated.

NOTE L—SUBSEQUENT EVENTS

(1) On January 16, 2007 the Company acquired all of the outstanding capital stock of Advanced Technology Systems, Inc. and its subsidiaries (collectively, “ATSI”), a provider of systems integration and application development to the U.S. government, for approximately $84.0 million in cash, reduced by a working capital adjustment, the repayment of outstanding indebtedness of ATSI and an aggregate of 173,913 shares of common stock of the Company. It is possible that the former shareholders of ATSI could benefit from certain earnout opportunities if certain adjusted EBITDA thresholds are achieved and additionally if ATSI is awarded a contract for a U.S Air Force information technology outsourcing project in Hawaii. That contracting decision has been delayed on several occasions. The Company funded the cash portion of the ATSI purchase price with the proceeds of its initial public offering. In connection with the acquisition of ATSI, holders of 2,906,355 shares of common stock who voted against the acquisition and perfected their right to convert their shares of common stock into $5.77 of cash per share. An aggregate of $16,769,668 was paid to converting shareholders. These conversions were also funded with the proceeds of the Company’s initial public offering.

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

NOTE L—SUBSEQUENT EVENTS (Continued)

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

(2) The following unaudited pro forma condensed combined balance sheet combines our historical balance sheet and that of ATSI as of December 31, 2006 and October 31, 2006, respectively, giving effect to the transactions described in the stock purchase agreement as if they had occurred on December 31, 2006. The unaudited pro forma condensed combined statement of operations combine our historical statement of operations for the year ended December 31, 2006, and the historical statement of operations of ATS for its year ended October 31, 2006 giving effect to the acquisition as if it had occurred as of the beginning of the fiscal year.

The transaction was approved by the ATS stockholders on January 12, 2007, and closed on January 16, 2007. The pro forma financial statements reflect the redemption of 2,906,355 shares of common stock by stockholders who elected to redeem their shares for cash upon the acquisition of ATSI.

Under the purchase method of accounting, the preliminary purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of ATSI. As such management estimates that a substantial portion of the excess purchase price will be allocated to non-amortizable intangible assets. These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations.

The pro forma adjustments are preliminary, and the unaudited pro forma information is not necessarily indicative of the financial position or results of operations that may have actually occurred had the acquisition taken place on the dates noted, or our future financial position or operating results.

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

NOTE L—SUBSEQUENT EVENTS (Continued)

Unaudited Pro Forma Condensed Combined Balance Sheet
(in thousands)

Combined Pro Forma
Assets
Current Assets
Cash	$22,161
Accounts receivable, net	20,495
Other current assets	2,485
Total Current Assets	45,141
Property and Equipment, net	1,353
Goodwill, net	65,812
Intangible Assets, net	17,000
Other Assets	2,037
Total Assets	$131,343
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$8,862
Accrued payroll and related taxes	5,923
Other current liabilities	1,233
Warrant liabilities	13,860
Total Current Liabilities	29,878
Long Term Liabilities	9,087
Total Liabilities	38,965
Commitments and Contingencies	—
Stockholders’ Equity
Preferred stock	—
Common stock	3
Additional paid-in capital	89,671
Retained earnings	2,704
Total Stockholders’ Equity	92,378
Total Liabilities and Stockholders’ Equity	$131,343

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

NOTE L—SUBSEQUENT EVENTS (Continued)

Unaudited Pro Forma Condensed Combined Statement of Operations and Per Share Data
(In thousands, except per share amounts)

Fiscal 2006
Combined
Pro Forma
Contract Revenue	$112,254
Direct Costs	72,471
Gross Margin	39,783
Operating Expenses	42,561
Operating Loss	(2,778)
Other (Expense) Income:
Interest income (expense), net	5,554
Other income	62
Gain on warrant liabilities	5,880
Income from Continuing Operations Before Income Taxes	8,718
Income Tax Expense	1,982
Income From Continuing Operations	$6,736
Earnings Per Share
—Basic	$0.29
—Diluted	$0.25
Weighted Avg Shares Outstanding
—Basic	23,517,558
—Diluted	27,405,035

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

NOTE L—SUBSEQUENT EVENTS (Continued)

Calculation of purchase price (in thousands):
Cash	$80,248
Common stock (173,913 shares valued on the date of the purchase agreement April 19, 2006)	1,000
ATS transaction costs—to be capitalized	2,839
ATS deferred acquisition costs	1,361
Total purchase price	$85,448
Purchase price allocation:
Current assets	$23,562
Property and equipment	1,353
Intangible assets	17,000
Goodwill	65,812
Other assets	1,533
Total assets acquired	109,260
Current liabilities	14,725
Long-term liabilities	2,522
Deferred tax liability from acquisition intangibles	6,565
Total liabilities assumed	23,812
Net assets acquired	$85,448

The above table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The fair value of the assets acquired and liabilities assumed has been based on preliminary estimates and may be revised when remaining aspects of the purchase price allocation have been finalized by an independent valuation following the closing of the acquisition of ATSI.  We estimate that the transaction will result in $65.8 million of goodwill. The $17.0 million of acquired customer-related intangible assets, which we believe are closely-related assets that include customer contracts, backlog, and non-contractual customer relationships (including trade name recognition), will be amortized based on estimated cash flows and the estimated economic benefit of the assets. The preliminary estimated value and the weighted-average amortization period of each of the components of the customer-related intangible assets are as follows:

Asset	Estimated Value (in millions)	Weighted-Average Amortization Period
Customer contracts	$10.0	6 years
Backlog	6.0	3.5 years
Non-contractual customer relationships (including trade name recognition)	1.0	3 years
Total/Average	$17.0	5 years

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

NOTE L—SUBSEQUENT EVENTS (Continued)

The value assigned to each of the intangible asset categories was determined by taking into account ATSI-specific data as to estimated cash flows and the estimated life of the customer-related assets, considering factors such as the following:

Asset	Factors Considered
Customer contracts	Length of contracts and relationship history; contract values and estimated continuation of these contracts beyond current levels
Backlog	Length of existing contracts and related values
Non-contractual customer relationships (including trade
name recognition)	Length of time ATSI has been in business; tenure of customer relationships and revenue history

It is possible that the final purchase price allocation may vary materially from our estimates.

(3) In January 2007, the Company repurchased 2,625,000 shares of the Company’s common stock from  the founders of the Company for $2,888, after the acquisition of ATSI.

(4) Following the consummation of the acquisition of ATSI, the Company announced and implemented a common stock and warrant repurchase program.  Through March 9, 2007, the Company utilized approximately $12.0 million of cash to purchase 2,399,400 shares of common stock at an average price of $4.99per share including commissions.

(5) The Company entered into a temporary 90-day $9.0 million line of credit with the Bank of America on February 1, 2007. The line bears interest at the one-month LIBOR rate plus between 150-225 basis points per annum, depending on the outstanding balance on the line.

(6) As of the close of business on February 28, 2007, the Company acquired Reliable Integration Services, Inc. (“RISI”), a 37-employee network systems integrator serving U.S. government defense and civilian agencies for approximately $1.3 million in cash, promissory notes and assumption of debt, plus $0.2 million in the Company’s common stock.

(7) On January 12, 2007, the stockholders’ of ATS approved the Company’s Incentive Compensation plan. The plan reserves 1.5 million shares of our common stock for issuance to our employees and employees of our subsidiaries.

(8) The Company entered into a warrant clarification agreement on March 14, 2007. Prior to that date the Company was required to record the warrant liability at each reporting date at its then estimated fair value, with any changes being recorded through its statement of operations as other income/expense. The warrants will continue to be reported as a liability through March 14, 2007 when the Company clarified its warrant agreement so this treatment is no longer required.

(9) On March 19, 2007, the Company entered into an employment agreement with Dr. Edward H. Bersoff to join ATS as its Chairman, President and Chief Executive Officer. He has been serving in that capacity since January 16, 2007. The employment agreement was filed as part of an 8-K on March 21, 2007.

ATS CORPORATION

(a development stage company)

Notes to Financial Statements (Continued)

NOTE M—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal year 2006 and from inception to December 31, 2005 are as follows:

	March 30, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating expenses	$610,197	$283,424	$102,400	$171,680
Other income	1,189,712	1,394,201	1,448,763	1,519,103
Gain (loss) on warrant liability	(10,920,000)	11,760,000	4,200,000	840,000
Provision for income taxes	263,560	501,181	607,947	611,990
Net income (loss)	(10,604,045)	12,369,596	4,938,416	1,575,433
Weighted average number of shares outstanding—basic	26,250,000	26,250,000	26,250,000	26,250,000
Net income (loss) per share—basic	$(0.40)	$0.47	$0.19	$0.06
Net income	$(10,604,045)	$12,369,596	$4,938,416	$1,575,433
Gain (loss) on derivative liabilities attributed to warrants	—	11,760,000	4,200,000	840,000
Adjusted net income (loss)—for diluted earnings	$(10,604,045)	$609,596	$738,416	$735,433
Weighted average shares outstanding	26,250,000	26,250,000	26,250,000	26,250,000
Shares from assumed conversion of warrants	—	4,298,025	3,111,111	4,025,316
Weighted average number of shares outstanding—diluted	26,250,000	30,548,025	29,361,111	30,275,316
Net income per share (loss)—diluted	$(0.40)	$0.02	$0.03	$0.02

	Inception through March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Operating expenses	$—	$1,000	$—	$132,161
Other income	—	44	48	819,075
Loss on warrant liability	—	—	—	(5,460,000)
Provision for income taxes	—	—	—	314,085
Net income (loss)	—	(956)	48	(5,087,171)
Weighted average number of shares outstanding—basic and diluted	—	5,250,000	5,250,000	20,543,478
Net income (loss) per share—basic and diluted	$—	$0.00	$0.00	$(0.25)