Form 10-Q
period 2007-03-31
ATS CORP
filed 2007-05-15
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-51552

ATS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-3747850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7915 Jones Branch Drive

McLean, Virginia 22102

(Address of principal executive office)

(703) 506-0088

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last year)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of May 15, 2007 was 18,127,454.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2007 (unaudited) and as of December 31, 2006 (successor) and as of January 15, 2007 (unaudited) and October 31, 2006 (predecessor)	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and March 31, 2006 (successor) and for the periods November 1, 2006 through January 15, 2007 and the three months ended January 31, 2006 (predecessor)	5

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and March 31, 2006 (successor) and for the period from November 1, 2006 through January 15, 2007 and the three months ended January 31, 2006 (predecessor)	6

	Notes to Condensed Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

ATS Corporation

Consolidated Balance Sheets

	(Successor)		(Predecessor)
	March 31,	December 31,	January 15,	October 31,
	2007	2006	2007	2006
	(unaudited)	(audited)	(unaudited)	(audited)

Assets

Current Assets
Cash	$1,728,046	$213,395	$28,040	$718,571
Accounts receivable	23,115,274	—	21,260,609	20,495,315
Prepaid expenses and other current assets	593,243	136,006	525,032	632,948
Income tax receivable	781,278	—	2,524,113	1,483,728
Other current assets	3,525,605	—	—	—
Assets held for sale	—	—	—	231,861
Deferred income taxes, current	1,316,803	—	—	—

Total Current Assets	31,060,249	349,401	24,337,794	23,562,423

Short term investments held in trust account	—	121,024,475	—	—

Restricted cash	1,230,681	—	1,217,782	1,204,710

Cash and cash equivalents held in Trust fund	—	1,332	—	—

Property and equipment, net	1,413,442	—	1,466,108	1,352,736

Goodwill	64,760,564	—	3,171,886	3,171,886

Intangible assets, net	16,520,665	—	—	—

Deferred acquisition costs	—	1,361,215	—	—

Other assets	53,248	—	325,043	328,678

Deferred income tax benefit	—	502,744	239,113	—

Total Assets	$115,038,849	$123,239,167	$30,757,726	$29,620,433

The accompanying notes are an integral part of these consolidated financial statements.

ATS Corporation

Consolidated Balance Sheets—Continued

	(Successor)		(Predecessor)
	March 31,	December 31,	January 15,	October 31,
	2007	2006	2007	2006
	(unaudited)	(audited)	(unaudited)	(audited)

Liabilities and Stockholders’ Equity

Current Liabilities
Line-of-credit	$—	$—	$9,964,955	$6,930,000
Capital leases–current portion	87,385	—	61,015	78,999
Accounts payable and accrued expenses	7,478,648	942,146	6,645,529	7,884,056
Accrued salaries and related taxes	3,886,284	—	8,706,116	3,620,113
Accrued vacation	2,573,676	—	2,284,566	2,302,812
Income taxes payable	—	310,606	—	—
Warrant liabilities	—	13,860,000	—	—
Other current liabilities	464,214	—	386,992	387,698
Current liabilities of discontinued operations	—	—	—	35,422
Deferred income taxes-current portion	—	40,489	889,783	803,258

Total Current Liabilities	14,490,207	15,153,241	28,938,956	22,042,358

Notes payable	86,857	—	—	—

Capital leases–net of current portion	141,531	—	181,104	181,174

Other long-term liabilities	446,801	—	560,022	625,546

Deferred income taxes–net of current portion	6,241,032	—	—	1,327,915

Total Liabilities	21,406,428	15,153,241	29,680,082	24,176,993

Common stock, subject to possible redemption 4,197,900 shares	—	23,424,282	—	—

Interest income attributable to common stock subject to possible redemption (net of taxes of $0 and $561,204, respectively)	—	702,752	—	—

Total common stock, subject to possible redemtion	—	24,127,034	—	—

Commitments and Contingencies	—	—	—	—

Stockholders’ Equity
Preferred stock — $.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding (successor)	—	—	—	—
Preferred stock; non-voting, no par value; 50,000,000 shares authorized; no shares issued or outstanding (predecessor)	—	—	—	—
Common stock — $.0001 par value, 100,000,000 shares authorized; 26,470,209 and 26,250,000 issued; 18,127,454 and 26,250,000 outstanding, respectively (which includes 0 and 4,197,900 shares subject to possible redemption, respectively)	2,647	2,625	—	—
Common stock; Class A voting, no par value; 75,000,000 shares authorized; 9,219,700 issued; 9,023,400 outstanding — predecessor	—	—	34,768	34,768
Common stock; Class B voting, no par value; 75,000,000 shares authorized; 10,000,000 issued and outstanding	—	—	1,736	1,736
Additional paid-in capital	127,482,626	81,467,698	—	—
Treasury stock, at cost 8,342,755 and 0 shares (sucessor); 197,200 and 196,300 shares (predecessor)	(30,272,007)	—	(37,358)	(37,358)
Retained earnings (deficit)	(3,580,845)	2,488,569	1,078,498	5,444,294

Total Stockholders’ Equity	93,632,421	83,958,892	1,077,644	5,443,440

Total Liabilities and Stockholders’ Equity	$115,038,849	$123,239,167	$30,757,726	$29,620,433

The accompanying notes are an integral part of these consolidated financial statements.

ATS Corporation

Consolidated Statements of Operations

	(Successor)		(Predecessor)
			For the period
	For the Three	For the Three	from November 1,	For the Three
	Months Ended	Months Ended	2006 through	Months Ended
	March 31,	March 31,	January 15,	January 31,
	2007	2006	2007	2006

Revenue	$23,477,720	$—	$21,447,600	$26,054,341

Operating costs and expenses
Cost of services	16,464,217	—	15,472,700	18,572,701
Selling, general and administrative	5,970,982	610,197	12,677,730	6,260,651
Depreciation and amortization	146,827	—	142,575	221,508
Amortization of intangible assets	779,335	—	—	—

Total operating costs and expenses	23,361,361	610,197	28,293,005	25,054,860

Operating income	116,359	(610,197)	(6,845,405)	999,481

Other Income (Expense)
Interest income (expense), net	143,451	1,189,712	(108,200)	(50,847)
Loss on derivative liabilities attributable to warrants	(6,930,000)	(10,920,000)	—	—
Other income	735	—	54,267	7,936

Income (Loss) Before Income Taxes	(6,669,455)	(10,340,485)	(6,899,338)	956,570

Income Tax (Benefit) Expense	102,711	263,560	(2,533,542)	382,188

Income (Loss) from Continuing Operations	(6,772,166)	(10,604,045)	(4,365,796)	574,382

Loss from Discontinued Operations, net of income tax benefits of $252,252	—	—	—	(378,377)

Net Income (Loss)	$(6,772,166)	$(10,604,045)	$(4,365,796)	$196,005

Interest income attributable to common stock subject to possible redemption (net of taxes of $0 and $106,135, respectively)	—	(129,093)	—	—

Net income (loss) allocable to common stockholders not subject to possible redemption	$(6,772,166)	$(10,733,138)	$(4,365,796)	$196,005

Weighted average number of shares outstanding
—basic	20,307,248	26,250,000	19,022,500	19,023,400
—diluted	20,307,248	26,250,000	19,022,500	19,400,587

Weighted average shares outstanding exclusive of shares subject to possible redemption
—basic	20,307,248	22,052,100	19,022,500	19,023,400
—diluted	20,307,248	22,052,100	19,022,500	19,400,587

Basic net income (loss) per share
—Continuing operations	$(0.33)	$(0.40)	$(0.23)	$0.03
—Discontinued operations	$—	$—	$—	$(0.02)
—Net income	$(0.33)	$(0.40)	$(0.23)	$0.01
—Net income not subject to possible redemption	$(0.33)	$(0.49)	$(0.23)	$0.01

Diluted net income (loss) per share
—Continuing operations	$(0.33)	$(0.40)	$(0.23)	$0.03
—Discontinued operations	$—	$—	$—	$(0.02)
—Net income	$(0.33)	$(0.40)	$(0.23)	$0.01
—Net income not subject to possible redemption	$(0.33)	$(0.49)	$(0.23)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

ATS Corporation

Consolidated Statements of Cash Flows

	(Successor)		(Predecessor)
	For the Three	For the Three	For the period from November 1,	For the Three
	Months Ended	Months Ended	2006 through	Months Ended
	March 31,	March 31,	January 15,	January 31,
	2007	2006	2007	2006

Cash Flows from Operating Activities
Net income (loss)	$(6,772,166)	$(10,604,045)	$(4,365,796)	196,005
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	113,234	—	142,575	221,508
Amortization of intangibles	779,335	—	—	—
Deferred income taxes	(1,947,134)	(250,436)	(1,480,503)	—
Loss on disposal of equipment	—	—	45,040	58,233
Bad debt	—	—	—	85,000
Stock-based compensation	600,670	—	1,870,000	9,000
Loss on derivative liabilities attrituable to warrants	6,930,000	10,920,000	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,519,877)	—	(533,433)	(1,378,747)
Interest receivable	—	(20,477)	—	—
Prepaid expenses	(60,601)	25,314	107,916	34,108
Other current assets	(3,525,605)	—	—	—
Income taxes payable (receivable)	1,432,229	71,111	(1,040,385)	(1,000,180)
Other assets	284,248	—	3,635	(21,982)
Accounts payable and accrued expenses	(251,351)	391,230	(1,238,527)	(1,743,508)
Accrued salaries and related taxes	(5,033,944)	—	3,202,024	(800,854)
Accrued vacation	285,065	—	(39,689)	(94,629)
Other current liabilities	(47,222)	—	(66,230)	(77,164)
Other long-term liabilities	(113,221)	—	—	—

Net Cash (Used in) Provided by Operating Activities	(8,846,340)	532,697	(3,393,373)	(4,513,210)

Cash Flows from Investing Activities
Purchase of property and equipment	(10,308)	—	(300,987)	(71,256)
Sale of U.S. government securities held in Trust fund	121,024,475	—	—	—
Purchase of U.S. government securities held in Trust fund	—	(118,220,220)	—	—
Maturuties of U.S. government securities held in Trust fund	—	117,669,592	—	—
Purchase of Advanced Technology Systems Incorporated, net of cash received	(79,355,621)	—	—	—
Purchase of Reliable Integration Services, Inc., net of cash received	(1,000,778)	—	—	—
Release (deposit) of cash held in Trust Fund	1,332	(170,738)	—	—
Restricted cash	(12,899)	—	(13,072)	—

Net Cash Provided by (Used in) Investing Activities	40,646,201	(721,366)	(314,059)	(71,256)

Cash Flows from Financing Activities
Net borrowings on line-of-credit	—	—	3,034,955	3,398,702
Payments on notes payable	—	—	—	(166,470)
Payments on capital leases	(13,203)	—	(18,054)	(14,521)
Repurchase of common stock	(30,272,007)	—	—	—

Net Cash (Used in) Provided by Financing Activities	(30,285,210)	—	3,016,901	3,217,711

Net Increase (Decrease) in Cash	1,514,651	(188,669)	(690,531)	(1,366,755)

Cash, beginning of period	213,395	1,855,394	718,571	1,366,755

Cash, end of period	$1,728,046	$1,666,725	$28,040	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A—BASIS OF PRESENTATION

The Consolidated Financial Statements are for the periods ended March 31, 2007 and 2006 for ATS Corporation (the “Successor Company” or the “Company”) and are for the periods ended January 15, 2007 (the acquisition date) and October 31, 2006 for Advanced Technology Systems, Inc. (the “Predecessor Company” or “ATSI”).  The Company has included the results of operations for the acquisition of ATSI from the acquisition date through March 31, 2007.

Except for the consolidated balance sheets of the Company as of December 31, 2006 and ATSI as of October 31, 2006, which are derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial statements of ATSI has also been presented in accordance with the requirements of Form 10-Q. Such information should be read in conjunction with the ATSI consolidated financial statements for the year ended October 31, 2006 included in the ATS Corporation Form 10-K for the year ended December 31, 2006.

Certain amounts in prior years have been reclassified to conform to the current period presentation.

NOTE B—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is evaluating the effect, if any, on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 159 on the consolidated financial statements.

NOTE C—RESTRICTED CASH

The Company is required to maintain $1,200,000 on deposit with a financial institution to support a bonding requirement for one of ATSI’s state contracts.  Such amounts are reflected in restricted cash in the accompanying consolidated balance sheets.

NOTE D—INVESTMENTS HELD IN TRUST

The Company held certain investments in a trust account consisting principally of short-term treasury bills.  All such investments held in the Trust fund have been disposed as of March 31, 2007.

NOTE E—INCOME (LOSS) PER SHARE

Successor — Basic and diluted net loss per share information is presented in accordance with SFAS No. 128, Earnings Per Share.  Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.  Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding which includes common stock equivalents.  The Company’s common stock equivalents include stock options, restricted stock units, and warrants.  For the three months ended March 31, 2007 and 2006, a total of 42,755,754 and 42,000,000 common stock equivalents, respectively, were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive.

Predecessor — Diluted loss per share from the period from November 1, 2006 through January 15, 2007 did not include the effect of 447,100 stock options as the impact would have been anti-dilutive.

Weighted average common shares are calculated as follows:

	(Successor)		(Predecessor)
	Three Months Ended March 31,		Period from November 1, 2006 through January 15,	Three Months Ended March 31,
	2007	2006	2007	2006
Net income (loss) allocable to common stockholders not subject to possible redemption	$(6,772,166)	$(10,733,138)	$(4,365,796)	$196,005
Weighted average number of shares outstanding — basic	20,307,248	22,052,100	19,022,500	19,023,400
Shares from assumed conversion of options	—	—	—	377,187
Weighted average number of shares outstanding — diluted	20,307,248	22,052,100	19,022,500	19,400,587
Income (loss) per share — basic	$(.33)	$(.40)	$(.23)	$.01
Income (loss) per share — diluted	$(.33)	$(.40)	$(.23)	$.01

NOTE F—EMPLOYEE STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees expected exercise and post-vesting employment termination behavior.  The Company recognized $601,000 ($.03 per basic and diluted share) of stock-based compensation expense for the three months ended March 31, 2007, which is included in general and administrative expense.  The Company did not grant any stock-based awards to employees prior to fiscal year 2007.

The fair value of options granted during the period ended March 31, 2007 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
2007
Expected dividend yield	0%
Expected volatility	36%
Risk free interest rate	4.7%
Expected life of options	5.6 years
Forfeiture rate	4%

Effective November 1, 2006, ATSI was required to adopt the provisions of SFAS 123(R).  However, no options were granted from the adoption date through January 15, 2007.  In connection with the sale of ATSI to ATS Corporation, ATSI was required to redeem 447,100 outstanding stock options for approximately $1.6 million.  A liability was recorded on January 15, 2007 to cover such compensation expense.

On January 12, 2007, the stockholders of the Company approved the ATS Corporation 2006 Omnibus Incentive Compensation Plan (the “Plan”). Under the Plan, the Company reserved 1.5 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, or non-qualified stock options or through restricted stock units. Pursuant to the Plan, during the three months ended March 31, 2007, the Board of Directors authorized the issuance of 540,000 stock options.  The stock options have vesting periods up to four years.

The following table summarizes information about stock options outstanding at March 31, 2007:

Options Outstanding				Options Exercisable
		Weighted-
Range		average	Weighted-		Weighted-
of		Remaining	average		average
Exercise	Number	Life in	Exercise	Number	Exercise
Price	Outstanding	Years	Price	Exercisable	Price
$3.65	15,000	10.00	$3.65	—	$—
$4.32	15,000	9.92	4.32	—	—
$4.88	210,000	9.91	4.88	—	—
$4.95	300,000	9.80	4.95	300,000	4.95
	540,000	9.85	$4.87	300,000	$4.95

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $ 2.07.  As of March 31, 2007, there was $ 519,271 of unrecognized compensation expense related to unvested options.  This cost is expected to be recognized over a weighted-average period of 3.9 years.  The fair value of options vested during the period was approximately $591,000.

On March 31, 2007, pursuant to the Plan, the Company issued 215,574 restricted stock units valued at approximately $183,000 to certain directors of the Company.  Such units  vest ratably over a 5 year period.

NOTE G—ACCOUNTING FOR WARRANTS AND DERIVATIVE INSTRUMENTS

On October 25, 2005, the Company consummated its initial public offering of 21,000,000 units. Each unit consisted of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00. The warrant agreement provides for the Company to register the shares underlying the warrants and was silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. The warrants expire on October 19, 2009.

Emerging Issues Task Force Issue 00-19, or EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract classified as an equity instrument is included within equity, and no fair value adjustments are required from period to period.

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, as in the case of the Company’s warrants as of the date of issuance, fair values are determined using methods requiring judgment and estimates. Utilizing such methods, the fair value of the warrant liability at October 20, 2005 (the date of issuance) was determined to be $0.34 per warrant. At the date of issuance, the Company allocated the unit price between the share of common stock and the warrants issued based upon relative fair value determined, among other things, by reference to the underlying cash held in the Trust fund. The warrants included in the units sold in the Company’s initial public offering began to be publicly traded on the Over the Counter Bulletin Board on December 5, 2005, and consequently the fair value of the warrants was reflected as the market price of a warrant at each reporting period. To the extent that the market prices of the Company’s warrants increase or decrease, the Company’s derivative liabilities will also increase or decrease with a corresponding impact on its statements of operations.

In accordance with EITF 00-19, the warrants to purchase common stock included in the units sold in the Company’s initial public offering were separately accounted for as liabilities previous to March 14, 2007 and the fair value of these securities was presented on the Company’s balance sheets as warrant liabilities. On March 14, 2007, the Company entered into a warrant clarification agreement to expressly state that, in the event a warrant would expire unexercised and without value and unredeemed on the expiration date, under no circumstances would the Company be required to net cash settle the warrants.  As such, the effect modifies the classification of the warrants from a liability to equity.  The Company recognized a loss of $6,930,000 representing the change in fair value of the warrant liability from December 31, 2006 through March 14, 2006.  The fair value of the warrants at March 14, 2007 of $20,790,000 was reclassified to additional paid in capital.

NOTE H—COMMON STOCK REDEMPTION

Following the consummation of the acquisition of ATSI, the Company announced and implemented a common stock and warrant repurchase program.  Through March 31, 2007, the Company paid approximately $13.5 million in cash to redeem 2,811,400 shares of common stock at an average price of $4.80 per share.

On January 16, 2007, the Company announced that it would repurchase 2,625,000 shares of the Company’s common stock from the founders at $0.011 per share. This program was completed in January 2007.

On January 16, 2007, the Company announced that it would repurchase shares of those shareholders that voted against the acquisition of ATSI and requested that their shares (2,906,355) be redeemed at the then per share trust value of $5.77 per share. This program was completed in January 2007.

NOTE I—INCOME TAXES

The Company and ATSI’s effective tax rates are based upon the effective tax to be applicable to the full fiscal year.  As of March 31, 2007, the Company had a net deferred tax liability of approximately $4.9 million.

Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, Accounting for Uncertainity in Income Taxes (FIN 48).  FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  Since inception and through January 1, 2007, the adoption date of this standard, the Company was in essence a “blank check” company with no substantive operations.  The Companying recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is currently under audit by the Internal Revenue Service (“IRS”). The Company’s 2004 through 2006 tax years are still subject to examination by the IRS. Various state jurisdiction tax years remain open to examination. As a result, management has concluded that the adoption of this standard had no material effect on its financial position or results of operations.

Management is in the process of evaluating the various tax positions associated with the acquisitions of ATSI and Reliable Integrations Services, Inc. (RISI) and is of the opinion that any deferred tax liabilities that would ultimately result from  uncertain tax positions related to these entities would be covered by indemnification provisions provided in the acquisition agreements or would result in an adjustment to goodwill.

NOTE J-SEGMENT ACCOUNTING

The Company reviewed its services by unit to determine if any unit of the business is subject to risks and returns that are different than those of other units in the Company.  Based on this review, the Company has determined that all units of the Company are providing comparable services to its clients, and the Company has only one reportable segment.

NOTE K—ACQUISITIONS

ATSI

Effective the close of business of January 15, 2007, the Company acquired all of the outstanding capital stock of ATSI, a provider of systems integration and application development to the U.S. government, for $84.0 million in cash, and 173,913 shares valued at approximately $1,000,000 as of the closing date. The Company was organized to effect a business combination with an operating business in the federal services and defense industries.  ATSI is active primarily in the growing U.S. government information technology services market. ATS designs, develops and integrates enterprise-wide information technology solutions, including custom software applications, that address the U.S. government’s need to improve system efficiency, track human and financial capital, and reduce system downtime. Management believes that ATSI provides a strong federal services platform from which the Company can grow, has strong core competencies that the Company can build upon, and provides opportunities to create additional stockholder value. The stock purchase agreement provides for a working capital adjustment to the extent the net working capital on the closing date varies from the target amount as defined in the agreement.  Based on a determination of net working capital at the acquisition date, the Company has recorded a receivable for approximately $3.5 million, included in other current assets on the March 31, 2007 consolidated balance sheet, that it expects to receive from funds that were placed in escrow to cover any purchase price adjustments.

It is possible that the former shareholders of ATSI could benefit from earnout opportunities if certain adjusted earnings thresholds are achieved during subsequent periods. These earnout opportunities had two components, each dependent on ATSI achieving certain levels of trailing 12-month EBITDA, as defined in the stock purchase agreement. One component of the earnout, up to an aggregate of $15.0 million, was dependent on ATSI achieving certain levels of adjusted EBITDA during the 12-month trailing periods ended October 31, 2006 and April 30, 2007. The second component of the earnout up to an aggregate of $24.0 million, was dependent on the award of a large U.S. Air Force contract that ATSI bid on, which ATSI was notified on March 26, 2007, that it did not receive. The Company funded the cash portion of the ATSI purchase price with the proceeds of its initial public offering. In connection with the acquisition of ATSI, holders of 2,906,355 shares of common stock voted against the acquisition and perfected their right to convert their shares of common stock into $5.77 of cash per share. An aggregate of $16,769,668 was paid to such dissenting stockholders.

Under the purchase method of accounting, the preliminary purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of ATSI. As such, management estimates that a substantial portion of the excess purchase price will be allocated to non-amortizable intangible assets. These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with the provisions of SFAS No. 141, Business Combinations.  Management has preliminarily estimated that the transaction will result in $63.7 million of goodwill that is not expected to be deductible for income tax purposes. Additionally, management estimated that approximately $17.0 million of the purchase price is allocable to customer-related intangible assets, which include customer contracts, backlog, and non-contractual customer relationships (including trade name recognition).  Such intangible assets will be amortized over periods ranging from three to six years based upon factors such as customer relationships and contract periods.

The total purchase price paid, including transaction costs of approximately $4.2 million, has been preliminarily allocated as follows:

(in thousands):
Cash	$76,635
Common stock (173,913 shares valued on the date of the purchase agreement—April 19, 2006)	1,000
Transaction costs	4,234
Total purchase price	$81,869
Purchase price allocation:
Current assets	$24,160
Property and equipment	1,466
Intangible assets	17,000
Goodwill	63,742
Other assets	1,781
Total assets acquired	108,149
Current liabilities	18,587
Long-term liabilities	1,128
Deferred tax liability from acquisition intangibles	6,565
Total liabilities assumed	26,280
Net assets acquired	$81,869

The preliminary estimated value and the weighted-average amortization period of each of the components of the customer-related intangible assets are as follows:

	Estimated Value (in millions)	Weighted-Average Amortization Period
Customer contracts	$10.0	6 years
Backlog	6.0	3.5 years
Non-contractual customer relationships (including trade name recognition)	1.0	3 years
Total / Average	$17.0	5 years

The results of operations for ATSI have been included in the Consolidated Statements of Income from the acquisition date through March 31, 2007.

RISI

On March 1, 2007, the Company acquired Reliable Integration Services, Inc. (“RISI”), a 37-employee network systems integrator serving U.S. government defense and civilian agencies for approximately $1.3 million as set forth below. Management believes that RISI’s client base and work product complements ATSI’s client base and work product and provides opportunities for both companies to cross sell their services.

Under the purchase method of accounting, the preliminary purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of RISI. As such, management estimates that a substantial portion of the excess purchase price will be allocated to non-amortizable intangible assets. These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with the provisions of SFAS No. 141, Business Combinations.

The results of operations for RISI are included in the consolidated statements of operations from the acquisition date through March 31, 2007.

The total purchase price paid, including transaction costs of $ 67,000, has been preliminarily allocated as follows:

(in thousands):
Cash	$933
Common stock (46,296 shares issued)	200
Promissory note	86
Transaction costs	67
Total purchase price	$1,286
Purchase price allocation:
Current assets	$671
Property and equipment	50
Intangible assets	300
Goodwill	1,177
Other assets	12
Total assets acquired	$2,210
Current liabilities	648
Deferred tax liability from acquisition intangibles	116
Total liabilities assumed	764
Net assets acquired	$1,286

Management has preliminarily estimated that the transaction will result in $1.0 million of goodwill.  Management is currently analyzing the deductibility of goodwill on future income taxes. Approximately $300,000 of the purchase price is expected to be allocated to acquired customer-related intangible assets, that include customer contracts, backlog, and non-contractual customer relationships (including trade name recognition), and will be amortized over periods ranging from three to six years based upon factors such as expected customer relationships and contract periods.

The preliminary estimated value and the weighted-average amortization period of each of the components of the customer-related intangible assets are as follows:

	Estimated Value (in thousands)	Weighted-Average Amortization Period
Customer contracts	$173	6 years
Backlog	102	3.5 years
Non-contractual customer relationships (including trade name recognition)	25	3 years
Total / Average	$300	4.9 years

Unaudited pro forma results of operations are as follows. The amounts are shown as if the ATSI and RISI acquisitions had occurred on January 1, 2006:

	Three months ended March 31,
	2007	2006
Proforma revenue	$28,260,926	$30,466,687
Proforma net loss	(12,291,560)	(9,043,525)
Net loss per share (basic and diluted)	$(.61)	$(.34)
Net loss per share not subject to possible redemption (basic and diluted)	$(.61)	$(.41)

This information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of future operating results of the combined enterprise. The unaudited proforma combined condensed financial information does not reflect any adjustments to conform accounting practices or to reflect any cost savings or other synergies anticipated as a result of the acquisition.

NOTE L—DISCONTINUED OPERATIONS

Advanced Technology Systems International, Inc.

In August 2005, ATSI adopted a formal plan for the sale of Advanced Technology Systems International, Inc. (“ATSII”), which had a history of operating losses.  On November 30, 2005, pursuant to the terms of a stock purchase agreement entered into by and between ATSI, ATSII, New Technology Management, Inc. (NTMI) and NTMI Acquisition Corporation, ATSI sold all of the outstanding common stock of ATSII.

The following represents the results of the operations of ATSII:

Three Months Ended January 31, 2006

Revenue	$234,386
Loss before taxes	(66,588)
Net loss	(39,952)

Pyramid

In January 2006, management decided to discontinue the operations of the Pyramid Products Solutions Group. The following represents the results of the operations of Pyramid:

Three Months Ended January 31,
2006
Revenue	$340,615
Loss before taxes	(564,041)
Net loss	(338,425)

NOTE M—COMMITMENTS

Change in Control Agreements

Prior to the acquisition, ATSI’s Board of Directors approved Retention Agreements to key employees which authorized the payment of bonuses if the employee continued employment through the date of the ATS Corporation acquisition.  As further described in Note K, as of the close of business on January 15, 2007, ATSI was acquired by the Company. As a condition of the Retention Agreements, certain key employees received approximately $3,705,000 in bonuses upon the closing of the transaction.  These bonuses are recorded in overhead expense in ATSI’s consolidated statements of operations for the period from November 1, 2006 through January 15, 2007.

Employment Agreement

On March 19, 2007, the Company entered into an employment agreement with its Chairman, President and Chief Executive Officer who has been serving in that capacity since January 16, 2007. The employment agreement was filed as part of a current report on Form 8-K on March 21, 2007. The employment agreement specifies annual salary and incentive compensation for the terms of the agreement.  The agreement also provides for between twelve and eighteen months’ salary and 50% of any incentive compensation targets if the employee is terminated other than for cause.

Phantom Stock Option Plan

In December 2004, ATSI’s subsidiary, Appix, Inc. (Appix), adopted the Appix Phantom Stock Plan (the Phantom Stock Plan).  Under the Phantom Stock Plan, a committee of the Board of Directors of Appix could award up to 2,000,000 Phantom stock units to eligible participants.  The value of the units was determined based upon a formula that is defined in the agreement.  The units were also subject to a vesting schedule as defined in the Phantom Stock Plan, and became immediately exercisable in the event of a change in control of Appix or the Company.  Units issued under the Phantom Stock Plan were also subject to certain termination and cancellation provisions.

As further described in Note K, as of the close of business on January 15, 2007, ATSI was acquired by the Company. As a condition of the stock purchase agreement, all outstanding phantom stock units were repurchased for approximately $276,000.  Compensation expense associated with the phantom stock redemption is recorded in general and administrative expense in ATSI’s statements of operations for the period from November 1, 2006 through January 15, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words.  You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information.  The factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

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

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 1A. Risk Factors.”  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms “we” and “our” as used throughout this Quarterly Report on Form 10-Q refer to ATS Corporation and its consolidated subsidiaries, unless otherwise indicated.

Overview

ATS Corporation (“ATS”) was organized as a “blank check” company under the laws of the State of Delaware on April 12, 2005 and was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the federal services and defense industries. As of close of business on  January 15, 2007, we acquired all of the outstanding capital stock of Advanced Technology Systems, Inc. (“ATSI”), a provider of systems integration and application development to the U.S. government, for (a) $84.0 million in cash, reduced by a working capital adjustment, the repayment of outstanding indebtedness of ATSI and an aggregate of $8.395 million of escrowed funds, and (b) 173,913 shares of our common stock.  It is possible that the former shareholders of ATSI could benefit from certain earn out opportunities if certain adjusted EBITDA thresholds are achieved.  In addition, on March 1, 2007, we acquired all of the outstanding capital stock of Reliable Integration Services, Inc. (“RISI”), a network systems integrator provider serving U.S. government defense and civilian agencies for $1.3 million in the form of cash, promissory notes and the assumption of debt, plus 46,296 shares of our common stock.

ATS (www.atsva.com) is a professional services firm serving both the Federal Government and state and local government agencies, specializing in systems integration and application development; information technology infrastructure management to support its clients’ program or system objectives through the design and implementation of customized solutions;  strategic information technology consulting (business process redesign); and network management.

Our diverse customer base consists primarily of U.S. government agencies. For the quarter ended March 31, 2007, ATS generated approximately 46% of its revenue from federal civilian agencies, 18% from defense and homeland security agencies, 26% from commercial customers, including government sponsored enterprises, and 10% from state and local customers. ATS’ largest clients in the first quarter ended March 31, 2007 were HUD and Fannie Mae, representing approximately 24% and 18%, respectively, of its total revenue.

We derive substantially all of our revenues from fees for consulting services.  We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts.  During the three months ended March 31, 2007, revenues from these contract types were approximately 56%, 39% and 5%, respectively, of total revenues.  We typically issue invoices monthly to manage outstanding accounts receivable balances.  We recognize revenues on time and materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred.  We recognize revenues on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated costs.  However, if the contract has a service element, we recognize revenues on a straight-line basis over the term of the contract.  We recognize cost-type contracts to the extent of costs incurred plus a proportionate amount of fee earned.

On occasion, we enter into contracts that include the delivery of a combination of two or more of our service offerings.  Typically, such multiple-element arrangements incorporate the design, development, or modification of systems and an ongoing obligation to manage, staff, maintain, host, or otherwise run solutions and systems provided to the client.  Such contracts are divided into separate units of accounting and the total arrangement fee is allocated to each unit based on its relative fair value.  In accordance with our revenue recognition policy, revenue is recognized separately for each element.

The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions that measure actual performance against targets or other criteria.  Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.  Provisions for anticipated contract losses are recognized at the time they become known.

In the three months ended March 31, 2007, we derived approximately 14% of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us.

Our most significant expense is direct cost, which consists primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects.  The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project.  As of March 31, 2007, we had 442 personnel that worked on our contracts.

General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, sales and marketing personnel, and costs associated with marketing and bidding on future projects, unassigned consulting personnel, personnel training, occupancy costs, depreciation and amortization, travel and all other branch and corporate costs.

Investment and other income consist primarily of interest income earned on our cash, cash equivalents and marketable securities.

Contract Backlog

We define backlog as the future revenue we expect to receive from our contracts and other engagements.  We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised.  We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity  (IDIQ) contracts, or other contract vehicles that are also held by a large number of firms, an order which potential further delivery orders or task orders might be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process.  Our backlog as at March 31, 2007 was approximately $150.0 million.

Recent Events

On January 16, 2007, we announced that the board of directors of the Company had approved the repurchase of up to $15 million of either the Company’s common stock or its warrants.  Through May 10, 2007, the Company had repurchased a total of 2,811,400 shares of common stock for a total of approximately $13.5 million.

On January 16, 2007, the Company announced it would repurchase 2,625,000 shares of the Company’s common stock from the founders at $0.011 per share. This program was completed in January 2007.

On January 16, 2007, the Company announced that it would repurchase shares of those shareholders that voted against the acquisition of ATSI and requested that their shares (2,906,355) be redeemed at the then per share trust value of $5.77 per share. This program was completed in January 2007.

Results of Operations

We acquired ATSI as of close of business on January 15, 2007, and acquired RISI on March 1, 2007.  Prior to our acquisition of the ATSI business, we had no operations and generated no revenue.  Accordingly, we are presenting two comparisons.  The first compares our results for the three months ended March 31, 2007 to the three months ended March 31, 2006.   The results for the three months ended March 31, 2007, reflect 2.5 months of revenues and expenses for ATSI and 1 month of revenues and expenses for RISI, which correspond to the dates these companies were acquired during the quarter.  The results for the three months ended March 31, 2006, only reflect the results of ATS which had no operations during the quarter.  The second comparison we are providing is that of ATSI for the period from November 1, 2006 through January 15, 2007, the last day of operations before it was acquired by ATS, to the three months ended January 31, 2006.  There were only 2.5 months of operations for the period ended January 15, 2007.

The following tables set forth certain financial data as dollars and as a percentage of revenues.

	(Successor)		(Predecessor)
			For the period
	For the Three	For the Three	from November 1, 2006	For the Three
	Months Ended March 31, 2007	Months Ended March 31, 2006	through January 15, 2007	Months Ended January 31, 2006
	(dollars in thousands)
Statement of Income:
Revenue	$23,478	$—	$21,448	$26,054

Operating costs and expenses
Cost of services	16,464	—	15,473	18,573
Selling, general and administrative	5,971	610	12,678	6,261
Depreciation and amortization	147	—	142	221
Amortization of intangible assets	779	—	—	—

Total operating costs and expenses	23,361	610	28,293	25,055

Operating income (loss)	116	(610)	(6,845)	999

Other Income (Expense)
Interest income (expense), net	144	1,190	(108)	(51)
Loss on derivative liabilities attributable to warrants	(6,930)	(10,920)	—	—
Other income	1	—	54	8

Income (Loss) Before Income Taxes	(6,669)	(10,340)	(6,899)	956

Income Tax (Benefit) Expense	103	264	(2,533)	382

Income (Loss) from Continuing Operations	(6,772)	(10,604)	(4,366)	574

Loss from Discontinued Operations, net of income tax benefits of $252,252	—	—	—	(378)

Net Income (Loss)	(6,772)	(10,604)	(4,366)	196

Interest income attributable to common stock subject to possible redemption (net of taxes of $0 and $106,135, respectively)	—	(129)	—	—

Net income (loss) allocable to common stockholders not subject to possible redemption	$(6,772)	$(10,733)	$(4,366)	$196

As a Percentage of Revenue:

Revenue	100.0%		100.0%	100.0%

Operating costs and expenses
Cost of services	70.1		72.1	71.3
Selling, general and administrative	25.5		59.1	24
Depreciation and amortization	0.6		0.7	0.9
Amortization of intangible assets	3.3		—	—

Total operating costs and expenses	99.5		131.9	96.2

Operating income (loss)	0.5		(31.9)	3.8

Other Income (Expense)
Interest income (expense), net	0.6		(0.5)	(0.2)
Loss on derivative liabilities attributable to warrants	(29.5)		—	—
Other income	—		0.2	—

Income (Loss) Before Income Taxes	(28.4)		(32.2)	3.6

Income Tax (Benefit) Expense	0.4		(11.8)	1.4

Income (Loss) from Continuing Operations	(28.8)		(20.4)	2.2

Loss from Discontinued Operations, net of income tax benefits of $252,252	—		—	1.4

Net Income (Loss)	(28.8)		(20.4)	0.8

Interest income attributable to common stock subject to possible redemption (net of taxes of $0 and $106,135, respectively)	—		—

Net income (loss) allocable to common stockholders not subject to possible redemption	(28.8)%		(20.4)%	0.8%

Our revenues and operating results may be subject to significant variation from quarter to quarter depending on a number of factors, including the progress of contracts, revenue earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded, and general economic conditions.  Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity, as well as in the number of contracts commenced or completed during any quarter, may cause significant variations in operating results from quarter to quarter.

The Federal Government’s fiscal year ends September 30.  If the budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved.  Such suspensions may cause us to realize lower revenues in the fourth quarter of the year.  Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the Federal Government purchases technology.

As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful.  You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

Results of Operations for the Successor Company for the Three Months Ended March 31, 2007, compared with the Three Months Ended March 31, 2006.

Revenues and cost of services.  The Company had no operating revenues or cost of services in the three months ended March 31, 2006, compared to $23.5 million of revenues and $16.5 million cost of services in the three months ended March 31, 2007. The revenues for 2007 were due to our acquisitions of ATSI and RISI during the quarter. There was no significant change in contract revenue between the periods.

Selling, general and administrative expenses.   Selling, general and administrative expenses of $610,000 for the three months ended March 31, 2006 were related to the pursuit of potential acquisition candidates. For the three months ended March 31, 2007, the $6.0 million of selling, general and administrative expenses were related to the operations of ATSI and RISI which were acquired during the quarter.

Interest income and expense.  For the three months ended March 31, 2007, we earned $144,000 of net interest income.  For the three months ended March 31, 2006, we had interest income of $1.2 million.  The interest income for 2006 was primarily related to the earnings on funds that were held in trust until the Company consummated an acquisition, which occurred on January 16, 2007.

Loss on derivative liabilities attributable to warrants.  For the three months ended March 31, 2007 and March 31, 2006, we incurred losses of $6.9 million and $10.9 million, respectively, on the Company’s warrants.  Because the warrant agreement, until March 14, 2007, was not clear as to whether the we were required to net cash settle the warrants if we were unable to deliver common stock to the warrant holders, we were required to mark the warrants to market as liabilities and therefore recognize gains or losses on the increase or decrease in the fair market value of the warrants.  Effective March 14, 2007, the warrant agreement was clarified to state that we are not required to net cash settle the instruments if we are unable to deliver shares of common stock to the warrant holders.  We are therefore no longer required to mark the warrants to market and the warrants have been reclassified as stockholders’ equity from liabilities.

Provision for income taxes.  Our income tax expense for the quarters ended March 31, 2007 and March 31, 2006 were $0.1 million and $0.3 million, respectively.  The effective tax rates for the quarters ended March 31, 2007 and March 31, 2006 were (1.6%) and (2.6%), respectively.  The effective tax rates were impacted by the loss on warrants, which is a non-deductible expense.

Results of Operations for the Predecessor Company for the period from November 1, 2006 through January 15, 2007, compared with the Three Months Ended January 31, 2006.

Revenues.  Revenues decreased by 17.7% to $21.4 million for the 2.5 month period ended January 15, 2007, from $26.1 million for the three months ended January 31, 2006.  The decline in revenues between these two periods is primarily related to the fact that the period ended January 15, 2007 is a shorter period. There were not significant changes in contract revenues during the period.

Cost of services.  Cost of services decreased by 16.7% to $15.5 million for the 2.5 month period ended January 15, 2007, from $18.6 million for the three months ended January 31, 2006.  Cost of services did not decrease in proportion to the decrease in revenues primarily due to the non-recovery of all increases of compensation during this period.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 102.5% to $12.7 million in the 2.5 month period ended January 15, 2007 from $6.3 million for the three months ended January 31, 2006.  The primary reasons for this increase were factors related to the acquisition of ATSI by ATS.  ATSI was required to pay $4.7 million in retention bonuses, including associated payroll taxes, $1.7 million to make final payments under a phantom stock plan, including dividends, and $0.3 million in legal and accounting fees associated with the transaction.

Depreciation and amortization.  Depreciation and amortization expense decreased 35.6% to $0.1 million for the 2.5 month period ended January 15, 2007, from $0.2 million for the three months ended January 31, 2006.

Operating income (loss).  Operating income decreased 784.9% to a $6.8 million loss for the 2.5 month period ended January 15, 2007 from income of $1.0 million for the three months ended January 31, 2006, due to the factors discussed above.

Interest income (expense).  Interest expense increased by 112.8% to ($108,000) in the 2.5 months ended January 15, 2007 from ($51,000) for the three months ended January 31, 2006, because of higher borrowings during this period.

Other income.  Other income increased by 583.8% to $54,000 for the 2.5 month period ended January 15, 2007 from $8,000 for the three months ended January 31, 2006.

Provision for income taxes.  Our income tax expense for the 2.5 months ended January 15, 2007 and the three months ended January 31, 2006 were $(2.5) million and $0.4 million, respectively.  The effective tax rates for the periods ended January 15, 2007 and January 31, 2006 were 36.8% and 40.0%, respectively.

Financial Condition, Liquidity and Capital Resources

Financial Condition.  Total assets decreased $8.2 million to $115.0 million as of March 31, 2007 compared to $123.2 million as of December 31, 2006, due to our acquisitions during the first quarter of fiscal year 2007.  At March 31, 2007, we no longer had $121.0 million in short term investments as we did at December 31, 2006 as such funds were used to acquire ATSI and RISI.

Our total liabilities increased to $21.4 million as of March 31, 2007 from $15.2 million as of December 31, 2006, also due primarily to our acquisitions.  Accordingly, our accounts payable increased to $7.5 million at March 31, 2007 from $1.0 million at December 31, 2006, our accrued salaries and related taxes, and accrued vacation both went from $0 at December 31, 2006 to $3.9 million and $2.6 million at March 31, 2007, respectively.  Our deferred income taxes, net of current portion, also increased from $0 at December 31, 2006 to $6.2 million at March 31,  2007.  These increases in liabilities were offset by the decrease in warrant liabilities from $13.9 million at December 31, 2006 to $0 at March 31, 2007.  As the warrant agreement was clarified effective March 14, 2007 to provide that we are not required to net cash settle the instruments if we are unable to deliver shares of common stock to the warrant holders, we are therefore no longer required to mark the warrants to market and the warrants were classified during the quarter as stockholders’ equity rather than liabilities.

Liquidity and Capital Resources.  Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to make selective strategic acquisitions.  We expect to meet our short-term requirements through funds generated from operations and from a credit facility with Bank of America, which is currently being negotiated.  Our strategic acquisition cash requirements will also be funded by cash generated from operations and the aforementioned credit facility.

Net cash used by operating activities was $9.0 million for the three months ended March 31, 2007.  Cash used by operating activities is primarily driven by net loss, adjusted for working capital changes, which were principally changes in accounts receivable, current assets and accrued expenses.

Net cash provided by investing activities was $40.7 million for the three months ended March 31, 2007.  During the three months ended March 31, 2007, we had $121.0 million from the sale of U.S. government securities and $1.4 million from deferred acquisition costs, while investing $80.8 million in the acquisition of ATSI and $1.0 million in the acquisition of RISI which comprised the majority of this investing activity.

Net cash used by financing activities was $30.0 million for the three months ended March 31, 2007.  This was principally used to repurchase shares of the company’s common stock.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

We currently maintain a $9.0 million line of credit with Bank of America, bearing interest at the LIBOR Rate plus between 150 to 225 basis points per annum, depending on the amount borrowed, which expires on May 30, 2007. The LIBOR Rate at March 31, 2007 was 5.32%.   We are in the process of finalizing negotiations with Bank of America on a line of credit for $25.0 million with the ability to expand it by another $25.0 million.  We anticipate having this line in place by the end of May 2007.  As of March 31, 2007, we had no outstanding balance on the line of credit.

Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months.  If we do not perform the work, the unearned portion of these advances will be returned to our clients.  At March 31, 2007, our accounts receivable turnover rate, net of advance payments on contracts, was approximately five times a year.

Off-Balance Sheet Arrangements

As of the three months ended March 31, 2007, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements.  SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities.  It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. The Company will adopt SFAS No. 159 for the fiscal year beginning January 1, 2008 and is currently assessing the impact of adopting SFAS No. 159 on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our credit facility.  As of March 31, 2007, we had no outstanding balance under our line of credit.  We currently invest our excess funds in an overnight bank sweep account.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, the Company’s disclosure controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

As noted in our Annual Report Form 10-K for the fiscal year ended December 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We determined that our internal control over financial reporting was ineffective because of the following material weaknesses as described below:

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

With the completion of the acquisition of ATSI in January 2007, we have additional personnel, access to financial and internal control systems, and actual operations. We have begun to address the internal control weaknesses summarized above beginning in the first quarter of 2007, with the goal of eliminating such deficiencies by the end of 2007. In addition, the acquisition of ATSI will require the development of more robust disclosure controls and procedures, which we also expect to develop during 2007.

It was determined during the audit of ATSI’s fiscal year ended October 31, 2006, that ATSI had material weaknesses in its internal control.  ATSI did not have in place policies or controls that required the accounting and finance department to review and evaluate contracts that were at risk to determine the proper revenue recognition.  In addition, ATSI did not have a process in place to review the collectibility of its accounts receivable on a regular basis.  Subsequent to the acquisition of ATSI by the Company, procedures have been put in place to address these two issues and to monitor them on a regular basis.

There were no other changes in the Company’s internal control over financial reporting for the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There are no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by Issuer
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2007	1,005,400	$5.03	1,005,400	$9,946,629
February 1-28, 2007	1,394,000	$4.97	1,394,000	$3,016,709
March 1-31, 2007	412,000	$3.68	412,000	$1,500,549	(1)

January 1-31, 2007	2,625,000	$0.0011	2,625,000	0	(2)

January 1-31, 2007	2,906,355	$5.77	2,906,355	0	(3)

Total	8,342,755	$3.63	8,342,755

(1)             On January 16, 2007, the Company announced a stock repurchase program of up to $15 million of either the Company’s common stock or its warrants, from time to time, subject to market conditions.  The repurchase program will continue until completion or termination by the Board of Directors.

(2)             On January 16, 2007, the Company announced that it would repurchase 2,625,000 shares of the Company’s common stock from the founders at $0.0011 per share.  This program was completed in January 2007.

(3)             On January 16, 2007, the Company announced that it would repurchase shares of those shareholders that voted against the acquisition of ATSI and requested that their shares be redeemed at the then per share trust value.  This program was completed in January 2007.

Recent Sales of Unregistered Securities

On January 16, 2007, in connection with the closing of the acquisition of ATSI, the Company issued 173,913 shares of common stock, valued at $1.0 million for purposes of the transaction, to the selling shareholders of ATSI. These shares constituted a portion of the transaction consideration. The issuance of the shares was exempt as a private placement pursuant to Section 4(2) of the Securities Act of 1933.

On March 1, 2007, in connection with the closing of the acquisition of RISI, the Company issued 46,296 shares of common stock, valued at $0.2 million for purposes of the transaction, to the selling shareholders of RISI. These shares constituted a portion of the transaction consideration. The issuance of the shares was exempt as a private placement pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

A Special Meeting of Stockholders of the Company was held on January 11, 2007.  The results of the vote with respect to the proposal to approve any adjournment or postponement of the Special Meeting for the purpose of soliciting additional proxies were as follows:

Votes For	Votes Against	Votes Withheld
16,050,954	8,801,689	903,906

The Special Meeting of Stockholders was adjourned and reconvened on January 12, 2007.  The results of the vote on the matters presented at the meeting on that date were as follows:

1.                                       To approve the acquisition of Advanced Technology Systems, Inc. and its subsidiaries substantially on the terms set forth in the Stock Purchase Agreement dated April 19, 2006, as amended, by and among Federal Services Acquisition Corporation, Advanced Technology Systems, Inc., the shareholders of Advanced Technology Systems, Inc. and Claude Rumsey, as the shareholders’ representative.

Votes For	Votes Against	Abstain	Votes Withheld
15,350,901	2,906,355	51,606	1,883,227

2.                                       To amend and restate Federal Services Acquisition Corporation’s Amended and Restated Certificate of Incorporation to change Federal Services Acquisition Corporation’s name from “Federal Services Acquisition Corporation” to “ATS Corporation” and to remove certain provisions only applicable to Federal Services Acquisition Corporation prior to its completion of a business combination.

Votes For	Votes Against	Abstain	Votes Withheld
19,386,945	3,121,395	797,312	2,136,437

3.                                       To approve the 2006 Omnibus Incentive Compensation Plan.

Votes For	Votes Against	Abstain	Votes Withheld
17,835,045	4,654,295	816,312	2,136,437

4.                                       The election of Dr. Edward H. Bersoff as a Class I Director, for a three-year term.

Votes For	Votes Withheld
21,044,510	4,397,579

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation dated January 16, 2007 (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed January 19, 2007)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended, initially filed May 4, 2005)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended, initially filed May 4, 2005)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended, initially filed on May 4, 2005)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, as amended, initially filed on May 4, 2005)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 in our Annual Report on Form 10-K filed March 31, 2006)

4.5	Warrant Clarification Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K filed March 14, 2007)

10.1	Employment Agreement with Dr. Edward H. Bersoff dated March 19, 2007 (incorporated by reference to Exhibit 10.1 on a Current Report on Form 8-K filed March 21, 2007)

10.2	Restricted Share Award Agreement with Dr. Edward H. Bersoff dated March 19, 2007 (incorporated by reference to Exhibit 10.2 on a Current Report on Form 8-K filed March 21, 2007)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATS Corporation

	By:	/s/ Edward H. Bersoff
Chairman of the Board and
Chief Executive Officer

	By:	/s/ Stuart R. Lloyd
Chief Financial Officer
Date: May 15, 2007