Form 10-Q
period 2007-06-30
ATS CORP
filed 2007-08-09
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-51552

ATS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-3747850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7915 Jones Branch Drive

McLean, Virginia 22102

(Address of principal executive offices)

(703) 506-0088

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of August 7, 2007 was 18,137,454.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2007 (unaudited) and as of December 31, 2006 (successor)

Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and 2006 (successor) and for the three and six months ended April 30, 2006 (predecessor)

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and 2006 (successor) and for the six months ended April 30, 2006 (predecessor)

Notes to Condensed Unaudited Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ATS Corporation
Consolidated Balance Sheet

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)

Assets

Current Assets
Cash	$226,275	$213,395
Accounts receivable	28,093,176	—
Prepaid expenses and other current assets	1,029,390	136,006
Income tax receivable	1,524,086	—
Other current assets	2,580	—
Deferred income taxes, current	1,111,515	—

Total Current Assets	31,987,022	349,401

Short term investments held in Trust account	—	121,024,475

Restricted Cash	1,246,488	—

Cash and cash equivalents held in trust fund	—	1,332

Property and equipment, net	1,445,232	—

Goodwill	64,598,536	—

Intangible assets, net	15,575,516	—

Deferred acquisition costs	—	1,361,215

Other assets	51,070	—

Deferred income tax benefit	—	502,744

Total Assets	$114,903,864	$123,239,167

The accompanying notes are an integral part of these consolidated financial statements.

ATS Corporation
Consolidated Balance Sheet — Continued

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)

Liabilities and Stockholders’ Equity
Capital leases - current portion	$80,963	$—
Accounts payable and accrued expenses	7,343,583	942,146
Accrued salaries and related taxes	4,447,035	—
Accrued vacation	2,693,129	—
Income taxes payable	—	310,606
Warrant liabilities	—	13,860,000
Other current liabilities	434,451	—
Deferred income taxes - current portion	17,509	40,489

Total Current Liabilities	15,016,670	15,153,241

Notes Payable	86,857	—

Capital leases - net of current portion	127,925	—

Other long term liabilities	325,694	—

Deferred income taxes - net of current portion	5,831,542	—

Total Liabilities	21,388,688	15,153,241

Common stock, subject to possible redemption 4,197,900 shares	—	23,424,282

Interest income attributable to common stock subject to possible redemptions (net of taxes of $0 and $561,204, respectively)	—	702,752

Total common stock subject to possible redemption	—	24,127,034

Commitments and Contingencies

Stockholders’ Equity
Common stock - $.0001 par value; 100,000,000 shares authorized; 26,480,209 and 26,250,000 issued; 18,137,454 and 26,250,000 outstanding, respectively (which includes 0 and 4,197,900 shares subject to possible redemption, respectively)	2,648	2,625
Additional paid in capital	127,240,752	81,467,698
Treasury Stock, at cost 8,342,755 and 0 shares	(30,272,007)	—
Retained Earnings (deficit)	(3,456,217)	2,488,569

Total Stockholders’ Equity	93,515,176	83,958,892

Total Liabilities and Stockholders’ Equity	$114,903,864	$123,239,167

The accompanying notes are an integral part of these consolidated financial statements.

ATS Corporation
Consolidated Statements of Operations

	Successor		Successor		Predecessor
	ATS Corp	ATS Corp	ATS Corp	ATS Corp	ATS I	ATS I
	3 months	3 months	6 months	6 months	3 months	6 months
	ending	ending	ending	ending	ending	ending
	6/30/2007	6/30/2006	6/30/2007	6/30/2006	4/30/2006	4/30/2006

Contract Revenue	$26,247,681	$—	$49,725,401	$—	$30,128,753	$56,183,094

Operating Costs and Expenses
Cost of Services	18,705,377	—	35,169,594	—	22,110,952	40,299,066
Selling, general and administrative	6,179,367	283,424	12,155,875	893,621	6,692,318	13,308,189
Depreciation and Amortization	138,255	—	279,556	—	191,000	420,000
Amortization of Intangible Assets	945,149	—	1,724,484	—	7,292	29,167

Total operating costs and expenses	25,968,148	283,424	49,329,509	893,621	29,001,562	54,056,422

Operating Income (Loss)	279,533	(283,424)	395,892	(893,621)	1,127,191	2,126,672

Other Income (Expense)
Interest Income (expense), net	7,537	1,394,201	150,988	2,583,913	(134,045)	(184,892)
Gain (Loss) on warrant liabilities	—	11,760,000	(6,930,000)	840,000	—	—
Other income	9,019	—	9,754	—	7,959	15,895

Income (Loss) Before Income Taxes	296,089	12,870,777	(6,373,366)	2,530,292	1,001,105	1,957,675

Income Tax (Benefit) Expense
Current	171,461	366,797	274,172	880,793	431,301	813,489
Deferred	—	134,384	—	(116,052)	—	—

Income (Loss) from Continuing Operations	124,628	12,369,596	(6,647,538)	1,765,551	569,804	1,144,186

Loss from Discontinued Operations	—	—	—	—	(192,531)	(570,908)

Net Income (Loss)	$124,628	$12,369,596	$(6,647,538)	$1,765,551	$377,273	$573,278

Interest income attributable to common stock subject to possible redemption.	—	(151,719)	—	(280,812)	—	—
Gain on derivative liabilities attributed to warrants	—	(11,760,000)	—	(840,000)	—	—

Net income (loss) allocable to common stockholders not subject to possible redemption	$124,628	$457,877	$(6,647,538)	$644,739	$377,273	$573,278

Weighted average number of shares outstanding
—basic	18,133,828	26,250,000	19,214,534	26,250,000	19,219,700	19,213,700
—diluted	18,440,030	30,548,025	19,214,534	30,412,162	19,706,766	19,700,766

Weighted average shares outstanding exclusive of
shares subject to possible redemption
—basic	18,133,828	22,052,100	19,214,534	22,052,100	19,219,700	19,213,700
—diluted	18,440,030	26,350,125	19,214,534	26,214,262	19,706,766	19,700,766

Basic net income (loss) per share
—Continuing operations	$0.01	$0.47	$(0.35)	$0.07	$0.03	$0.06
—Discontinued operations	$—	$—	$—	$—	$(0.01)	$(0.03)
—Net income (loss)	$0.01	$0.47	$(0.35)	$0.07	$0.02	$0.03
—Net income (loss)not subject to possible redemption	$0.01	$0.02	$(0.35)	$0.03	$0.02	$0.03

Diluted net income (loss) per share
—Continuing operations	$0.01	$0.40	$(0.35)	$0.06	$0.03	$0.06
—Discontinued operations	$—	$—	$—	$—	$(0.01)	$(0.03)
—Net income (loss)	$0.01	$0.40	$(0.35)	$0.06	$0.02	$0.03
—Net income (loss)not subject to possible redemption	$0.01	$0.02	$(0.35)	$0.02	$0.02	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

ATS Corporation
Consolidated Statements of Cash Flows

	(Successor)		(Predecessor)
	For the Six	For the Six	For the Six
	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	April 30,
	2007	2006	2006

Cash Flows from Operating Activities
Net income (loss)	$(6,647,538)	$1,765,551	$573,278
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation and amortization	279,556	—	450,820
Amortization of intangibles	1,724,484	—	—
Deferred income taxes	(1,816,378)	(116,052)	(1,055,675)
Deferred rent	—	—	(154,328)
Loss on disposal of equipment	—	—	58,232
Stock-based compensation	709,519	—	—
Interest on notes payable	1,354	—	—
(Gain) Loss on derivative liabilities attributable to warrants	6,930,000	(840,000)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,497,779)	—	(1,385,619)
Interest receivable	—	(571,679)	—
Prepaid expenses	(496,748)	46,506	(7,897)
Prepaid supplies	(487)	—	381,311
Other current assets	(2,580)	—	—
Income taxes payable (receivable)	689,421	(402,592)	(1,175,353)
Other assets	286,426	—	(454,758)
Accounts payable and accrued expenses	(387,770)	889,662	(1,474,515)
Accrued salaries and related taxes	(4,473,193)	—	(611,766)
Accrued vacation	404,518	—	(136,543)
Other current liabilities	(76,985)	—	—
Other long-term liabilities	(234,328)	—	—

Net Cash (Used in) Provided by Operating Activities	(9,608,508)	771,396	(4,992,813)

Cash Flows from Investing Activities
Purchase of property and equipment	(325,836)	—	(166,533)
Proceeds from sale of ATSI	—	—	—
Sale of U.S. government securities held in Trust fund	121,024,475	—	—
Purchase of U.S. government securities held in Trust fund	—	(236,619,372)	—
Maturities of U.S. government securities held in Trust fund	—	235,889,812	—
Purchase of Advanced Technology Systems Inc., net of cash received	(79,396,068)	—	—
Purchase of Reliable Integration Services, Inc., net of cash received	(997,849)	—	—
Purchase of Stock Purchase Warrants	(350,722)
Deferred acquisition costs	—	(614,625)	—
Release of cash held in Trust Fund	1,332	16,929	—
Restricted cash	(28,706)	—	—

Net Cash Provided by (Used in) Investing Activities	39,926,626	(1,327,256)	(166,533)

Cash Flows from Financing Activities
Net borrowings on line-of-credit	—	—	3,857,330
Payments on notes payable	—	—	(43,082)
Payments on capital leases	(33,231)	—	(16,995)
Payments to repurchase treasury stock	(30,272,007)	—	(4,662)

Net Cash (Used in) Provided by Financing Activities	(30,305,238)	—	3,792,591

Net Increase (Decrease) in Cash	12,880	(555,860)	(1,366,755)

Cash, beginning of period	213,395	1,855,394	1,366,755

Cash, end of period	$226,275	$1,299,534	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A—BASIS OF PRESENTATION

The Consolidated Financial Statements are for the three-and six-month periods ended June 30, 2007 and 2006 for ATS Corporation (the “Successor Company” or the “Company”) and are for the three-and six-month periods ended April 30, 2006 for Advanced Technology Systems, Inc. (the “Predecessor Company” or “ATSI”).  The Company has included the results of operations for the acquisition of ATSI from the acquisition date of January 15, 2007 through June 30, 2007.

Except for the consolidated balance sheet of the Company as of December 31, 2006 which was derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial statements of ATSI have also been presented in accordance with the requirements of Form 10-Q. Such information should be read in conjunction with the ATSI consolidated financial statements for the year ended October 31, 2006 included in the ATS Corporation Form 10-K for the year ended December 31, 2006.

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

NOTE C—RESTRICTED CASH

The Company is required to maintain $1,200,000 on deposit with a financial institution to support a bonding requirement for one of ATSI’s state contracts.  Such amount is reflected in restricted cash in the accompanying consolidated balance sheet.

NOTE D—INVESTMENTS HELD IN TRUST

The Company held certain investments in a trust account consisting principally of short-term treasury bills.  All such investments held in the Trust fund were disposed as of March 31, 2007.

NOTE E—INCOME (LOSS) PER SHARE

Successor — Basic and diluted net loss per share information is presented in accordance with SFAS No. 128, Earnings Per Share.  Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.  Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding, which includes common stock equivalents.  The Company’s common stock equivalents include stock options, restricted stock units, and warrants.  For the three months ended June 30, 2007 and 2006, a total of 41,658,967 and 42,000,000 common stock equivalents, respectively, were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive.  For the six months ended June 30, 2007 and 2006, a total of 41,979,501 and 42,000,000 common stock equivalents, respectively, were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive.  The diluted loss per share from the period from November 1, 2006 through January 15, 2007 for the Predecessor did not include the effect of 447,100 stock options as the impact would have been anti-dilutive.

Weighted average common shares are calculated as follows:

	(Successor)		(Successor)		(Predecessor)
	For the Three	For the Three	For the Six	For the Six	For the Three	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,	April 30,	April 30,
	2007	2006	2007	2006	2006	2006
Income (Loss) from Continuing Operations	124,628	12,369,596	(6,647,538)	1,765,551	569,804	1,144,186
Loss from Discontinued Operations	—	—	—	—	(192,531)	(570,908)
Income (Loss)	$124,628	$12,369,596	$(6,647,538)	$1,765,551	$377,273	$573,278
Interest income attributable to common stock subject to possible redemption	—	(151,719)	—	(280,812)	—	—
Gain on derivative liabilities attributed to warrants		(11,760,000)		(840,000)
Net income (loss) allocable to common stockholders not subject to possible redemption	$124,628	$457,877	$(6,647,538)	$644,739	$377,273	$573,278
Weighted average shares outstanding exclusive of shares subject to redemption—basic	18,133,828	22,052,100	19,214,534	22,052,100	19,219,700	19,213,700
Shares from assumed conversion of options, warrants and restricted stock	306,202	4,298,025	—	4,162,162	487,066	487,066
Weighted average shares outstanding exclusive of shares subject to redemption—diluted	18,440,030	26,350,125	19,214,534	26,214,262	19,706,766	19,700,766
Basic income (loss) per share—basic	$0.01	$0.02	$(0.35)	$0.03	$0.02	$0.03
Basic income (loss) per share—diluted	$0.01	$0.02	$(0.35)	$0.02	$0.02	$0.03

NOTE F—EMPLOYEE STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.  For the three and six months ended June 30, 2007, the Company recognized $109,000 ($.01 per basic and diluted share) and $710,000 ($.03 per basic and diluted share) of stock-based compensation expense, respectively, as general and administrative expense.  The Company did not grant any stock-based awards to employees prior to fiscal year 2007.

The fair value of options granted during the period ended June 30, 2007 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended June 30,
2007
Expected dividend yield	0%
Expected volatility	37%
Risk free interest rate	4.7%
Expected life of options	5.6 years
Forfeiture rate	4%

Effective November 1, 2006, ATSI was required to adopt the provisions of SFAS No.123(R).  However, no options were granted from the adoption date through January 15, 2007.  In connection with the sale of ATSI to ATS Corporation, ATSI was required to redeem 447,100 outstanding stock options for approximately $1.6 million.  A liability to cover such compensation expense was recorded on January 15, 2007 and paid in January 2007.

On January 12, 2007, the stockholders of the Company approved the ATS Corporation 2006 Omnibus Incentive Compensation Plan (the “Plan”). Under the Plan, the Company reserved 1.5 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, or non-qualified stock options or through restricted stock units. During the three months and six months ended June 30, 2007, the Board of Directors authorized the issuance of 4,500 and 544,500 stock options, respectively.  The stock options have vesting periods up to four years.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
Range		average	Weighted-		Weighted-
of		Remaining	average		average
Exercise	Number	Life in	Exercise	Number	Exercise
Price	Outstanding	Years	Price	Exercisable	Price
$3.65	15,000	9.76	$3.65	—	$—
$3.85	4,500	9.84	3.85	—	—
$4.32	15,000	9.68	4.32	—	—
$4.88	210,000	9.66	4.88	—	—
$4.95	300,000	9.56	4.95	300,000	4.95
	544,500	9.53	$4.87	300,000	$4.95

The weighted average grant date fair value of options granted during the three months and six months ended June 30, 2007 was $1.90 and $2.07, respectively.  As of June 30, 2007, there was $494,346 of unrecognized compensation expense related to unvested options.  This cost is expected to be recognized over a weighted-average period of 3.9 years.  The fair value of options vested during the three-month and six-month periods were approximately $0 and $591,000, respectively.

Pursuant to the Plan on May 4, 2007, the Company granted 60,000 restricted shares valued at approximately $231,000 to an employee.  The agreement provided for an immediate vesting of 10,000 shares with the remaining shares vesting ratably over four years.  In addition, during the six months ended June 30, 2007 the Company granted 255,534 restricted shares valued at approximately $1,035,000 to certain directors of the Company.  Such shares vest ratably over a five-year period.

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

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, as was the case with the Company’s warrants on the date of issuance, fair value is determined using methods requiring judgment and estimates. Utilizing such methods, the fair value of the warrant liability at October 20, 2005 (the date of issuance) was determined to be $0.34 per warrant. At the date of issuance, the Company allocated the unit price between the share of common stock and the warrants issued based upon relative fair value determined, among other things, by reference to the underlying cash held in the Trust fund. The warrants included in the units sold in the Company’s initial public offering began to be publicly traded on the Over-the-Counter Bulletin Board on December 5,

2005, and consequently the fair value of the warrants was reflected as the market price of a warrant at each reporting period. The warrants were accounted for as a liability under the EITF 00-19.  As such, to the extent that the market price of the Company’s warrants increased or decreased, a gain or loss was recorded to reflect such change in fair value.

On March 14, 2007, the Company entered into a warrant clarification agreement to expressly state that, in the event a warrant would expire unexercised and without value and unredeemed on the expiration date, under no circumstances would the Company be required to net cash settle the warrants.  This agreement modified the classification of the warrants from a liability to equity.  The Company recognized a loss of $6,930,000 representing the change in fair value of the warrant liability from December 31, 2006 through March 14, 2007.  The fair value of the warrants at March 14, 2007 of $20,790,000 was reclassified to additional paid in capital.

NOTE H—COMMON STOCK REDEMPTION

Following the consummation of the acquisition of ATSI, the Company announced and implemented a common stock and warrant repurchase program.  Through June 30, 2007, the Company paid approximately $13.5 million in cash to redeem 2,811,400 shares of common stock at an average price of $4.80 per share and approximately $351,000 in cash to repurchase 870,533 warrants.

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

NOTE I—INCOME TAXES

The Company and ATSI’s effective tax rates are based upon the effective tax to be applicable to the full fiscal year.  As of June 30, 2007, the Company had a net deferred tax liability of approximately $4.7 million.

Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  Since inception and through January 1, 2007, the adoption date of this standard, the Company was in essence a “blank check” company with no substantive operations.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is currently under audit by the Internal Revenue Service (“IRS”). The Company’s 2004 through 2006 tax years are still subject to examination by the IRS. Various state jurisdiction tax years remain open to examination. Management has concluded that the adoption of FIN 48 had no material effect on its financial position or results of operations.

Management is in the process of evaluating the various tax positions associated with the acquisitions of ATSI and Reliable Integration Services, Inc. (RISI) and is of the opinion that any deferred tax liabilities that would ultimately result from uncertain tax positions related to these entities would be covered by indemnification provisions provided in the acquisition agreements or would result in an adjustment to goodwill.

NOTE J-SEGMENT ACCOUNTING

The Company reviewed its services by unit to determine if any unit of the business is subject to risks and returns that are different than those of other units in the Company.  Based on this review, the Company has determined that all units of the Company are providing comparable services to its clients, and the Company has only one reportable segment.

NOTE K—ACQUISITIONS

ATSI

Effective the close of business of January 15, 2007, the Company acquired all of the outstanding capital stock of ATSI, a provider of systems integration services and application development to the U.S. government, for $81.9 million in cash, and 173,913 shares valued at approximately $1,000,000 as of the closing date. The Company was organized to effect a business combination with an operating business in the federal services and defense industries.  ATSI is active primarily in the growing U.S. government information technology services market. ATSI designs, develops and integrates enterprise-wide information technology solutions, including custom software applications that address the U.S. government’s need to improve system efficiency, track human and financial capital, and reduce system downtime. Management believes that ATSI provides a strong federal services platform from which the Company can grow, has strong core competencies that the Company can build upon, and provides opportunities to create increased stockholder value. The stock purchase agreement provides for a working capital adjustment to the extent the net working capital on the closing date varies from the target amount as defined in the agreement.  Based on a determination of net working capital at the acquisition date, the Company has recorded a receivable for approximately $3.5 million, included in other current assets on the June 31, 2007 consolidated balance sheet that it expects to receive from funds that were placed in escrow to cover any purchase price adjustments and indemnification claims.

As part of the ATSI transaction on January 15, 2007, the Company agreed that the former shareholders of ATSI could benefit from earn out opportunities if certain adjusted earnings thresholds are achieved during subsequent periods. These earn out opportunities had two components, each dependent on ATSI achieving certain levels of trailing 12-month EBITDA, as defined in the stock purchase agreement. One component of the earn out, up to an aggregate of $15.0 million, was dependent on ATSI achieving certain levels of adjusted EBITDA during the 12-month trailing periods ended October 31, 2006 and April 30, 2007. The second component of the earn out, up to an aggregate of $24.0 million, was dependent on the award of a large U.S. Air Force contract that ATSI bid on, which ATSI was notified on March 26, 2007, that it did not receive. Based on the financial results to date the Company does not anticipate any payout under the earn out provisions of the January 15, 2007 transaction with ATSI.  The Company funded the cash portion of the ATSI purchase price with the proceeds of its initial public offering.

In connection with the acquisition of ATSI, holders of 2,906,355 shares of common stock voted against the acquisition and perfected their right to convert their shares of common stock into $5.77 of cash per share. An aggregate of $16,769,668 was paid to such dissenting stockholders.

Under the purchase method of accounting, the preliminary purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of ATSI. As such, management estimates that a substantial portion of the excess purchase price will be allocated to non-amortizable intangible assets. These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with the provisions of SFAS No. 141, Business Combinations.  Management has preliminarily estimated that the transaction will result in $63.5 million of goodwill that is not expected to be deductible for income tax purposes. Additionally, management estimated that approximately $17.0 million of the purchase price is allocable to customer-related intangible assets, which include customer contracts, backlog, and non-contractual customer relationships (including trade name recognition).  Such intangible assets will be amortized over periods ranging from three to six years based upon factors such as customer relationships and contract periods.

The total purchase price paid, including transaction costs of approximately $4.2 million, has been preliminarily allocated as follows:

(in thousands):
Cash	$76,635
Common stock (173,913 shares valued on the date of the purchase agreement—April 19, 2006)	1,000
Transaction costs	4,274
Total purchase price	$81,909
Purchase price allocation:
Current assets	$24,160
Property and equipment	1,382
Intangible assets	17,000
Goodwill	63,541
Other assets	1,781
Total assets acquired	107,864
Current liabilities	18,587
Long-term liabilities	1,128
Deferred tax liability from acquisition intangibles	6,240
Total liabilities assumed	25,955
Net assets acquired	$81,909

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

The results of operations for ATSI have been included in the Consolidated Statements of Income from the acquisition date through June 30, 2007.

RISI

On March 1, 2007, the Company acquired Reliable Integration Services, Inc. (“RISI”), a 37-employee network systems integrator serving U.S. government defense and civilian agencies, for approximately $1.3 million as set forth below. Management believes that RISI’s client base and work product complements ATSI’s client base and work product and provides opportunities for both companies to cross sell their services.

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

The results of operations for RISI are included in the consolidated statements of operations from the acquisition date through June 30, 2007.

The total purchase price paid, including transaction costs of $70,000, has been preliminarily allocated as follows:

(in thousands):
Cash	$933
Common stock (46,296 shares issued)	200
Promissory note	86
Transaction costs	69
Total purchase price	$1,288
Purchase price allocation:
Current assets	$671
Property and equipment	16
Intangible assets	300
Goodwill	1,058
Other assets	7
Total assets acquired	$2,052
Current liabilities	648
Deferred tax liability from acquisition intangibles	116
Total liabilities assumed	764
Net assets acquired	$1,288

Management has preliminarily estimated that the transaction will result in $1.1 million of goodwill.  Management is currently analyzing the deductibility of goodwill on future income taxes. Approximately $300,000 of the purchase price is expected to be allocated to acquired customer-related intangible assets, that include customer contracts, backlog, and non-contractual customer relationships (including trade name recognition), and will be amortized over periods ranging from three to six years based upon factors such as expected customer relationships and contract periods.

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

The following represents the results of  operations of ATSII:

Six Months Ended April 30, 2006

Revenue	$234,386
Loss before taxes	(66,588)
Net loss	(39,952)

Pyramid

In January 2006, management decided to discontinue the operations of the Pyramid Products Solutions Group. The following represents the results of the operations of Pyramid:

Six Months Ended April 30, 2006
Revenue	$510,531
Loss before taxes	(877,373)
Net loss	(530,622)

NOTE M—COMMITMENTS

Change in Control Agreements

Prior to the acquisition, ATSI’s Board of Directors approved Retention Agreements to key employees which authorized the payment of bonuses if the employee continued employment through the date of the ATS Corporation acquisition.  As further described in Note K, as of the close of business on January 15, 2007, ATSI was acquired by the Company. As a condition of the Retention Agreements, certain key employees received approximately $3,705,000 in bonuses upon the closing of the transaction.  These bonuses were recorded in overhead expense in ATSI’s consolidated statements of operations for the period from November 1, 2006 through January 15, 2007.

Employment Agreement

On March 19, 2007, the Company entered into an employment agreement with its Chairman, President and Chief Executive Officer who had been serving in that capacity since January 16, 2007. The employment agreement was filed as part of a current report on Form 8-K on March 21, 2007. The employment agreement specifies annual salary and incentive compensation for the terms of the agreement.  The agreement also provides for between twelve and eighteen months’ salary and 50% of any incentive compensation targets if the employee is terminated other than for cause.

On May 4, 2007, the Company entered into a letter agreement with its Senior Vice President of Finance who became the Chief Financial Officer on May 22, 2007. The terms of the letter agreement were filed as part of a current report on Form 8-K on May 22, 2007.  No employment agreement has been signed to date.

Phantom Stock Option Plan

In December 2004, ATSI’s subsidiary, Appix, Inc. (Appix), adopted the Appix Phantom Stock Plan (the Phantom Stock Plan).  Under the Phantom Stock Plan, a committee of the Board of Directors of Appix could award up to 2,000,000 phantom stock units to eligible participants.  The value of the units was determined based upon a formula that is defined in the agreement.  The units were also subject to a vesting schedule as defined in the Phantom Stock Plan, and became immediately exercisable in the event of a change in control of Appix or ATSI.  Units issued under the Phantom Stock Plan were also subject to certain termination and cancellation provisions.

As further described in Note K, as of the close of business on January 15, 2007, ATSI was acquired by the Company. As a condition of the stock purchase agreement, all outstanding phantom stock units were repurchased for approximately $276,000.  Such compensation expense was recorded in general and administrative expense in ATSI’s statements of operations for the period from November 1, 2006 through January 15, 2007.

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

The terms the “Company,” “we” and “our” as used throughout this Quarterly Report on Form 10-Q refer to ATS Corporation and its consolidated subsidiaries, unless otherwise indicated.

Overview

ATS Corporation (“ATS”) was organized as a “blank check” company under the laws of the State of Delaware on April 12, 2005 and was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the federal services and defense industries. As of the close of business on  January 15, 2007, we acquired all of the outstanding capital stock of Advanced Technology Systems, Inc. (“ATSI”), a provider of systems integration and application development to the U.S. government, for (a) $84.0 million in cash, reduced by a working capital adjustment, the repayment of outstanding indebtedness of ATSI and an aggregate of $8.395 million of escrowed funds, and (b) 173,913 shares of our common stock.  The terms of the agreement provided that the former shareholders of ATSI could benefit from certain earn out opportunities if certain adjusted EBITDA thresholds were achieved.  Based on the financial results to date, the Company does not anticipate any payout under the earn out provisions.   In addition, on March 1, 2007, we acquired all of the outstanding capital stock of Reliable Integration Services, Inc. (“RISI”), a network systems integrator provider serving U.S. government defense and civilian agencies, for $1.3 million in the form of cash, promissory notes and the assumption of debt, plus 46,296 shares of our common stock.

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

Our diverse customer base consists primarily of U.S. government agencies. The following schedule presents the breakdown by agency and customer for the three- and six-month periods ended June 30, 2007. ATS’ largest clients in the six months ended June 30, 2007 were the U.S. Department of Housing and Urban Development and Fannie Mae, representing approximately  23% and 17%, respectively, of its total revenue.  For the three months ended June 30, 2007, the percentages were 24% for the U.S. Department of Housing and Urban Development and 18% for Fannie Mae.

	For the 3 Months	For the 6 Months
REVENUE BY CLIENT	Ended 6/30/07	Ended 6/30/07
Defense and Intelligence	22.4%	22.4%
Civilian Agencies	46.2%	46.0%
State/Local Government and Commercial	31.4%	31.6%
Total	100.0%	100.0%

We derive substantially all of our revenues from fees for consulting services.  We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts.  During the three and six months ended June 30, 2007, revenues from these contract types were approximately 55%, 40% and 5%, respectively, of total revenues.  We typically issue invoices monthly to manage outstanding accounts receivable balances.  We recognize revenues on time and materials contracts based on actual hours delivered at the contracted billable hourly rates plus the cost of materials incurred.  We recognize revenues on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated costs.  However, if the contract has a service element, we recognize revenues on a straight-line basis over the term of the contract.  We recognize cost-type contracts to the extent of costs incurred plus a proportionate amount of fee earned.

On occasion, we enter into contracts that include the delivery of a combination of two or more of our service offerings.  Typically, such multiple-element arrangements incorporate the design, development, or modification of systems and an ongoing obligation to manage, staff, maintain, host, or otherwise run solutions and systems provided to the client.  Such contracts are divided into separate units of accounting, and the total arrangement fee is allocated to each unit based on its relative fair value when evidence of such fair value is known.  In accordance with our revenue recognition policy, revenue is recognized separately for each element.

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

In the three and six months ended June 30, 2007, we derived revenue as a prime contractor and subcontractor as depicted in the table below.

	For the 3 Months	For the 6 Months
REVENUE BY PRIME/SUB CONTRACTOR	Ended 6/30/07	Ended 6/30/07
PRIME	79%	78%
SUB	21%	22%
TOTAL	100%	100%

Our most significant expense is direct costs, which consist primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects.  The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project.  As of June 30, 2007, we had 442 personnel who worked on our contracts.

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

Contract Backlog

We define backlog as the future revenue we expect to receive from our contracts and other engagements.  We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised.  We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity  (IDIQ) contracts, or other contract vehicles that are also held by a large number of firms, an order which potential further delivery orders or task orders might be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process.  At June 30, 2007, our backlog was approximately $127.5 million, of which $41.5 million was funded.

Recent Events

On January 16, 2007, we announced that the board of directors of the Company had approved the repurchase of up to $15 million of either the Company’s common stock or its warrants.  Through June 30, 2007, the Company had repurchased a total of 2,811,400 shares of common stock for a total of approximately $13.5 million and 870,533 warrants for approximately $351,000.

Results of Operations

We acquired ATSI as of close of business on January 15, 2007, and acquired RISI on March 1, 2007.  Prior to our acquisition of the ATSI business, we had no operations and generated no revenue.  Accordingly, we are presenting three comparisons, two for the successor company and one for the predecessor company.  The first of the two successor company comparisons compares our results for the three months ended June 30, 2007 to the three months ended June 30, 2006. The results for the three months ended June 30, 2006 only reflect the results of ATS, which had no operations during the quarter.

The second comparison for the successor company compares the results for the six months ended June 30, 2007 to the six months ended June 30, 2006.  For the period ended June 30, 2007, these results reflect 5.5 months of revenues and expenses for ATSI and 4 months of revenues and expenses for RISI, which correspond to the dates these companies were acquired during the first quarter.  The results for the six months ended June 30, 2006 only reflect the results of ATS, which had no operations during the period.

The predecessor comparison we are providing is that of ATSI for the three-and six-month periods ending April 30, 2006 which correspond to the first two quarters of the predecessor company’s prior fiscal year.

The following tables set forth certain financial data as dollars and as a percentage of revenues.

	Successor		Successor		Predecessor
	ATS Corp	ATS Corp	ATS Corp	ATS Corp	ATS I	ATS I
	3 months	3 months	6 months	6 months	3 months	6 months
	ending	ending	ending	ending	ending	ending
	6/30/2007	6/30/2006	6/30/2007	6/30/2006	4/30/2006	4/30/2006

Statement of Income:
Revenue	$26,248	$—	$49,725	$—	$30,129	$56,183

Operating Costs and Expenses
Cost of services	18,705	—	35,170	—	22,111	40,299
Selling, general and administrative	6,179	283	12,156	894	6,692	13,308
Depreciation and amortization	138	—	280	—	191	420
Amortization of intangible assets	945	—	1,724	—	7	29

Total operating costs and expenses	25,968	283	49,329	894	29,001	54,056

Operating Income	280	(283)	396	(894)	1,127	2,127

Other Income (Expense)
Interest Income (expense), net	8	1,394	151	2,584	(134)	(185)
Gain (Loss) on warrant liabilities	—	11,760	(6,930)	840	—	—
Other income	9	—	10	—	8	16

Income (Loss) Before Income Taxes	296	12,871	(6,373)	2,530	1,001	1,958

Income Tax (Benefit) Expense
Current	171	367	274	881	431	813
Deferred	—	134	—	(116)	—	—

Income (Loss) from Continuing Operations	125	12,370	(6,647)	1,766	570	1,144

Loss from Discontinued Operations	—	—	—	—	(193)	(571)

Net Income (Loss)	$125	$12,370	$(6,647)	$1,766	$378	$574

As a Percentage of Revenue:

Revenue	100.0%	—	100.0%	—	100.0%	100.0%

Operating Costs and Expenses
Cost of Services	71.3%	—	70.7%	—	73.4%	71.7%
Selling, general and administrative	23.5%	—	24.4%	—	22.2%	23.7%
Depreciation and Amortization	0.5%	—	0.6%	—	0.6%	0.7%
Amortization of Intangible Assets	3.6%	—	3.5%	—	0.0%	0.1%

Total operating costs and expenses	98.9%	—	99.2%	—	96.3%	96.2%

Operating Income	1.1%	—	0.8%	—	3.7%	3.8%

Other Income (Expense)
Interest Income (expense), net	0.0%	—	0.3%	—	-0.4%	-0.3%
Gain (Loss) on warrant liabilities	0.0%	—	-13.9%	—	0.0%	0.0%
Other income	0.0%	—	0.0%	—	0.0%	0.0%

Income (Loss) Before Income Taxes	1.13%	—	-12.82%	—	3.32%	3.48%

Income Tax (Benefit) Expense
Current	0.7%	—	0.6%	—	1.4%	1.4%
Deferred	0.0%	—	0.0%	—	0.0%	0.0%

Income (Loss) from Continuing Operations	0.5%	—	-13.4%	—	1.9%	2.0%

Loss from Discontinued Operations	0.0%	—	0.0%	—	-0.6%	-1.0%

Net Income (Loss)	0.5%	—	-13.4%	—	1.3%	1.0%

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

The Federal Government’s fiscal year ends September 30.  If the budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved.  Such suspensions may cause us to realize lower revenues in the fourth calendar quarter of the year.  Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the Federal Government purchases technology.

As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful.  You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

Results of Operations for the Successor Company for the Three Months ended June 30, 2007 compared with the Three Months Ended June 30, 2006.

Revenues and cost of services. The Company had no operating revenues or cost of services in the three months ended June 30, 2006, compared to $26.2 million of revenues and $18.7 million of cost of services in the three months ended June 30, 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses of $300,000 for the three months ended June 30, 2006 were related to the pursuit of potential acquisition candidates. For the three months ended June 30, 2007, the $6.2 million of selling and administrative expenses were related to the operations of ATSI and RISI.

Depreciation and amortization.  There was no depreciation expense in the three months ended June 30, 2006. For the three months ended June 30, 2007, the $100,000 of depreciation expense was related to ATSI and RISI operations.

Amortization of intangible assets. There was no amortization of intangible assets in the three months ended June 30, 2006. For the three months ended June 30, 2007, the $900,000 of amortization expense was related to the recording of intangible assets after the acquisitions of ATSI and RISI.

Interest income (expense).  Interest income was $7,500 and $1.4 million for the three months ended June 30, 2007 and 2006, respectively. The interest for the period ended June 30, 2006 was primarily related to earnings on funds that were held in trust until the Company consummated an acquisition, which occurred on January 15, 2007.

Gain (Loss) on warrant liabilities.  For the three months ended June 30, 2006, we recognized a gain of $11.8 million from the change in the fair value of the warrant liability.  Because the warrant agreement, until March 14, 2007, was silent as to whether we were required to net cash settle the warrants if we were unable to deliver common stock to the warrants holders, we were required to mark the warrants to market as liabilities and therefore recognize gains or losses on the increase or decrease in the fair market value of the warrants as reflected in the three months ended June 30, 2006.  Effective March 14, 2007, the warrant agreement was clarified to state that we are not required to net cash settle the instruments if we are unable to deliver shares of common stock to the warrant holders.  As a result,  we are no longer required to mark the liability to fair value and the liability was reclassified in the first quarter of 2007 to additional paid in capital.

 Income (loss) before income tax.  For the three months ended June 30, 2007, income before tax was $300,000 as compared to $12.9 million for the three months ended June 30, 2006 of which $11.8 million was attributed to the change in fair value of the warrant liability.

Provision for income taxes.   Our income tax expense for the quarters ended June 30, 2007 and June 30, 2006 was $170,000  and $500,000, respectively.  The effective tax rate for the three months ended June 30, 2007 was 57.9% compared with 3.89% for the same period in 2006 due to the non deductibility of the loss from change in fair value of the warrant liability and amortization expenses.

Results of Operations for the Successor Company for the Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006.

Revenues and cost of services. The Company had no operating revenues or cost of services in the six months ended June 30, 2006, compared to $49.7 million of revenues and $35.2 million in cost of services in the six months ended June 30, 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses of $900,000 for the six months ended June 30, 2006 were related to the pursuit of potential acquisition candidates. For the six months ended June 30, 2007, the $12.2 million of selling and administrative expenses were related to the operations of ATSI and RISI.

Depreciation and amortization.  There was no depreciation expense in the six months ended June 30, 2006. For the six months ended June 30, 2007, the $300,000 of depreciation expense was related to ATSI and RISI operations.

Amortization of intangible assets. There was no amortization of intangible assets in the six months ended June 30, 2006. For the six months ended June 30, 2007, the $1.7 million of amortization expense reflects the amortization of intangible assets resulting from the acquisitions of ATSI and RISI.

Interest income (expense).  Interest income was $150,000 in the six months ended June 30, 2007, and $2.6 million for the six months ended June 30, 2006. The interest income for the period ended June 30, 2006 was primarily related to earnings on funds that were held in trust until the Company consummated an acquisition, which occurred on January 15, 2007.

Gain (Loss) on warrant liabilities.  There was a loss on warrant liabilities in the amount of $6.9 million for the six months ended June 30, 2007 and a gain of  $800,000 for the six-month period ended June 30, 2006.  Because the warrant agreement, until March 14, 2007, was silent as to whether we were required to net cash settle the warrants if we were unable to deliver common stock to the warrants holders, we were required to mark the warrants to market as liabilities and therefore recognize gains or losses on the increase or decrease in the fair market value of the warrants as reflected in the three months ended June 30, 2006.  Effective March 14, 2007, the warrant agreement was clarified to state that we are not required to net cash settle the instruments if we are unable to deliver shares of common stock to the warrant holders.  As a result, we are no longer required to mark the liability to fair value and the liability was reclassified in the first quarter of 2007 to additional paid in capital.

Income (loss) before income tax.  The (loss) before tax for the six months ended June 30, 2007 was $6.4 million, primarily due to change in the fair value of the warrant liability. For the six months ended June 30, 2006,  income before taxes was $2.5 million, primarily because of the interest income.

Provision for income taxes.   The provision for income tax was $274,000 for the six months ended June 30, 2007 from $765,000 for the six months ended June 30, 2006.

Results of Operations for the Successor Company for the Three Months Ended June 30, 2007 Compared with the Three Months Ended April 30, 2006 for the Predecessor Company.

Revenues.  Revenues decreased by 13% to $26.2 million for the three-month period ended June 30, 2007, from $30.1 million for the three months ended April 30, 2006.  The decline in revenues between these two periods is primarily related to the winding down of one major contract and several smaller ones.

Cost of services.  Cost of services decreased by 15% to $18.7 million for the three-month period ended June 30, 2007, from $22.2 million for the three months ended April 30, 2006.  Cost of services did not decrease in proportion to the decrease in revenues primarily due to the increased compensation costs during the current year.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 7% to $6.2 million in the three-month period ended June 30, 2007 from $6.7 million for the three months ended April 30, 2006.  The primary reasons for this decrease were factors related to the acquisition of ATSI by ATS.  During the period ending April 30, 2006, ATSI incurred a large amount of expenses relating to its sale and compensation for the previous owners which did not recur in the three-month period ended June 30, 2007.

Depreciation and amortization.  Depreciation and amortization expense decreased 32% to $130,000 for the three- month period ended June 30, 2007, from $190,000 for the three months ended April 30, 2006.  The predecessor company used the double declining balance method of depreciating assets whereas, during the 2007 quarter the successor company valued the assets acquired in the acquisition of ATSI and RISI at the fair market value as of the dates of acquisition and depreciation was adjusted in the quarter to reflect the straight line method of depreciation from each acquisition date.

Amortization of intangible assets. Amortization of intangible assets increased to $900,000 in the three-month period ended June 30, 2007 from $7,300 in the three-month period ended April 30, 2006 because of the amortization of  intangible assets associated with the acquisitions of ATSI and RISI.

Operating Income (loss).  Operating income decreased 75% to $0.28 million for the three-month period ended June 30, 2007 from $1.13 million for the three months ended April 30, 2006, due to the decrease in revenues and amortization of intangible assets.

Interest income (expense).  Interest income increased to $7,500 in the three months ended June 30, 2007 from an expense of $0.13 million for the three months ended April 30, 2006, because of lowered borrowings during the 2007 period.

Provision for income taxes.   The provision for income tax decreased by 60% to $170,000 for the three months ended June 30, 2007 from $430,000 for the three months ended April 30, 2006 because of the decrease in income. The effective tax rates for the periods ended June 30, 2007 and April 30, 2006 were 57.9% and 43.0%, respectively.  The increase in the effective tax rate was due to to the non deductibility of the loss from change in fair value of the warrant liability and amoritization expenses.

Results of Operations for the Successor Company for the Six Months ended June 30, 2007 Compared with the Six Months Ended April 30, 2006 for the Predecessor Company.

Revenues.  Revenues decreased by 11% to $49.7 million for the six-month period ended June 30, 2007, from $56.2 million for the six months ended April 30, 2006.  The decline in revenue between these two periods is primarily related to a winding down of a contract and the fact that the period ended June 30, 2007 reflects five and one half months of  revenue as opposed to a full six months of revenue for 2006.

Cost of services.  Cost of services decreased by less than 13% to $35.2 million for the six-month period ended June 30, 2007, from $40.3 million for the six months ended April 30, 2006.  Cost of services did not decrease in proportion to the decrease in revenues primarily due to the increased compensation costs during this period.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 8% to $12.2 million in the six-month period ended June 30, 2007 from $13.3 million for the six months ended April 30, 2006.  The primary reasons were factors related to the acquisition of ATSI by ATS.  ATSI was required to pay $4.7 million in retention bonuses (including associated payroll taxes),  $1.7 million in payments under an employee stock option plan and phantom stock plan (including dividends), and $0.3 million in legal and accounting fees associated with the transaction.

Depreciation and amortization.  Depreciation and amortization expense decreased 34% to $280,000 for the six- month period ended June 30, 2007, from $420,000 for the six months ended April 30, 2006.  The predecessor company used the double declining balance method of depreciating assets whereas during the 2007 period, the successor company valued the assets acquired in the acquisition of ATSI and RISI at the fair market value as of the dates of acquisition and depreciation was adjusted in the period to reflect the straight line method of depreciation from the acquisition dates.

Amortization of intangible assets. Amortization of intangible assets increased to $1.7 million in the six-month period ending June 30, 2007 from $.03 million in the six-month period ended April 30, 2006 because of the amortization of the intangible assets associated with the acquisitions of ATSI and RISI.

Operating income (loss).  Operating income decreased 81% to $0.4 million for the six-month period ended June  30, 2007 from  $2.1 million for the six months ended April 30, 2006, due to the factors discussed above.

Interest income (expense).  Interest income increased to $0.15 million in the six months ended June 30, 2007 from an expense of  $0.18 million for the six months ended April 30, 2006, because of  lower borrowings during the 2007 period.

Loss on derivative liabilities attributable to warrants.  For the six months ended June 30, 2007, we incurred losses of $6.9 million on the change in fair value of the warrant liability.

Provision for income taxes.   The provision for income taxes decreased by 66% to $274,000  for the six months ended June 30, 2007 from $813,000 for the six months ended April 30, 2006 because of the decrease in income.

Financial Condition, Liquidity and Capital Resources

Financial Condition.  Total assets decreased $8.3 million to $114.9 million as of  June 30, 2007 compared to $123.2 million as of December 31, 2006, primarily due to the repurchase of  shares and warrants.  The $121.0 million in short-term investments as of December 31, 2006 were used to acquire ATSI and RISI in the first quarter of 2007.

Our total liabilities increased to $21.4 million as of June 30, 2007 from $15.2 million as of December 31, 2006.  The increase was due to our acquisitions and offset by the decrease in the warrant liability.   As the warrant agreement was clarified effective March 14, 2007 to provide that we are not required to net cash settle the instruments if we are unable to deliver shares of common stock to the warrant holders, we are no longer required to mark the warrants to market and the warrants were classified during the first quarter as stockholders’ equity rather than liabilities.

Liquidity and Capital Resources.  Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to make selective strategic acquisitions.  We expect to meet our short-term requirements through funds generated from operations and from a credit facility with Bank of America, which was signed on June 4, 2007, as further discussed below.  Our cash requirements to fund acquisitions will also be funded by cash generated from operations and the aforementioned credit facility.

Net cash used by operating activities was $9.6 million for the six months ended June 30, 2007, while net cash provided by operating activities for the same period in 2006 was $800,000.  Net cash used by operating activities of the predecessor was $5.0 million for the six months ended April 30, 2006.  Cash used by operating activities is primarily driven by net loss, adjusted for working capital changes, which were principally changes in accounts receivable, current assets and accrued expenses.

Net cash provided by investing activities was $39.9 million for the six months ended June 30, 2007.  During the six months ended June 30, 2007, we had $121.0 million from the sale of U.S. government securities while investing $79.4 million in the acquisition of ATSI and $1.0 million in the acquisition of RISI which comprised the majority of this investing activity.

Net cash used by financing activities was $30.3 million for the six months ended June 30, 2007.  This was principally used to repurchase shares of the Company’s common stock.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

The Company entered into a Credit Agreement with the Bank of America on June 4, 2007.  The Agreeement provides a $25.0 million line of credit with the option for the Company to increase the amount available under the credit facility up to $50.0 million.  The credit agreement bears interest at the LIBOR Rate plus between 150 to 225 basis points per annum, depending on the Company’s ratio of funded debt to EBITDA. Pursuant to the agreement, the Company is required  to meet certain financial covenants as further described.  The covenants are an asset coverage ratio of not less than 1.20 to 1.0, a consolidated leverage ratio not to exceed 3.50 to 1.0 and a consolidated fixed charge coverage ratio of at least 1.20 to 1.0.  The covenants are tested based on the financial position of the Company at the end of each calendar quarter.   At June 30, 2007, the Company was in compliance.  As of June 30, 2007, we had no outstanding balance on the line of credit.

Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months.  If we do not perform the work, the unearned portion of these advances will be returned to our clients.  At June 30, 2007, our accounts receivable turnover rate, net of advance payments on contracts, was approximately five times a year.

Off-Balance Sheet Arrangements

As of the three and six months ended June 30, 2007, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2007 that require us to make future cash payments.  For contractual obligations, we included payments that we have an unconditional obligation to make.  Excluded from the following table are amounts already recorded on our balance sheet as liabilities at June 30, 2007.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$—	$86	$—	$—	$86
Capital Leases	99	142	—	—	242
Operating Leases	2,858	1,807	69	—	4,734
Total	$2,957	$2,035	$69	$—	$5,061

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our credit facility.  As of June 30, 2007, we had no outstanding balance under our line of credit.  We currently invest our excess funds in an overnight bank sweep account.

Item 4. Controls and Procedures.

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, the Company’s disclosure controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

As noted in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We determined that our internal control over financial reporting was ineffective because of the following material weaknesses as described below:

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

With the completion of the acquisition of ATSI in January 2007, we have additional personnel to address the segregation of duties in our financial reporting process.  We are in the process of addressing the internal control weaknesses summarized above,  with the goal of eliminating such deficiencies by the end of 2007. In addition, the acquisition of ATSI will require the development of more robust disclosure controls and procedures, which we also are in the process of  developing.

It was determined during the audit of ATSI’s fiscal year ended October 31, 2006, that ATSI had material weaknesses in its internal control.  ATSI did not have in place policies or controls that required the accounting and finance department to review and evaluate contracts that were at risk to determine the proper revenue recognition.  In addition, ATSI did not have a process in place to review the collectibility of its accounts receivable on a regular basis to determine the need, if any, for reserves.  Subsequent to the acquisition of ATSI by the Company, procedures have been put in place to address these two issues and to monitor them on a regular basis.

There were no other changes in the Company’s internal control over financial reporting for the first and second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.  The risks disclosed in our Annual Report on Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and /or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by Issuer
Period	Total Number of Shares/Warrants Purchased	Average Price Paid per Share/Warrant	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2007	0	$0	0	0

May 1 – 31, 2007	0	$0	0	0

June 1 – 30, 2007	870,533.41		870,533	$149,278	(1)

Total	870,533	$.41	870,533

(1)    From June 7-28, 2007, the Company repurchased 870,533 stock warrants at $0.41 per warrant.

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

In the quarter ended June 30, 2007,  the Company granted a total of 315,534 restricted shares valued at $1,266,000 to its members of the Board of Directors, Chief Executive Officer and Chief Financial Officer  pursuant to the Company’s 2006 Omnibus Incentive Plan.  Although the issuance of the shares is exempt under Section 4(2) of the Securities Act of 1933, the Plan shares will be registered under the Securities Act shortly.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on June 1, 2007.  The following matters were presented to the stockholders and the results of the vote were as follows:

1.                                       To elect Joel R. Jacks as a Class Two Director for a three-year term.

Votes For	Votes Withheld
17,271,673	1,100

2.                                       To elect Edward J. Smith as a Class Two Director for a three-year term.

Votes For	Votes Withheld
17,271,673	1,100

3.                                       The appointment of of Grant Thornton, LLP as the Company’s independent registered public accounting firm for the fiscal year 2007 was ratified by the stockholders by the following vote:

Votes For	Votes Against	Abstain
17,272,773	0	0

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation dated January 16, 2007 (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed January 19, 2007)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended, initially filed May 4, 2005)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended, initially filed May 4, 2005)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended, initially filed on May 4, 2005)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, as amended, initially filed on May 4, 2005)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 in our Annual Report on Form 10-K filed March 31, 2006)

4.5	Warrant Clarification Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K filed June 4, 2007)

10.1	Credit Agreement with Bank of America dated June 4, 2007 (incorporated by reference to Exhibit 10.1 on a Current Report on Form 8-K filed March 21, 2007)

10.2	Restricted Share Award Agreement with Pamela A. Little dated May 4, 2007

10.3	Restricted Share Award Agreement with George Troendle dated June 18, 2007

10.4	Restricted Share Award Agreement with Ginger Lew dated June 18, 2007

10.5	Restricted Share Award Agreement with Joseph A. Saponaro dated March 29,2007

10.6	Restricted Share Award Ageeement with Edward J. Smith dated March 29, 2007

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATS Corporation

	By:	/s/ Edward H. Bersoff
Chairman of the Board and
Chief Executive Officer

	By:	/s/ Pamela A. Little
Chief Financial Officer
Date: August 8, 2007