Form 10-Q
period 2007-09-30
ATS CORP
filed 2007-11-08
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-51552

ATS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-3747850
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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
Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of November 2, 2007 was 18,294,943.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2007 (unaudited) and as of December 31, 2006

Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2007 and 2006 (successor) and for the three and nine months ended July 31, 2006 (predecessor)

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2006 (successor) and for the nine months ended July 31, 2006 (predecessor)

Notes to Condensed Unaudited Consolidated Financial Statements

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

SIGNATURES

ii

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ATS Corporation

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current Assets
Cash	$239,908	$213,395
Accounts receivable	29,567,802	—
Prepaid expenses and other current assets	1,019,782	136,006
Income tax receivable	2,721,771	—
Deferred income taxes, current	1,115,021	—

Total Current Assets	34,664,284	349,401

Short-term investments held in Trust account	—	121,024,475

Restricted Cash	1,262,530	—

Cash and cash equivalents held in trust fund	—	1,332

Property and equipment, net	1,503,049	—

Goodwill	77,222,617	—

Intangible assets, net	17,161,816	—

Deferred acquisition costs	—	1,361,215

Other assets	431,730	—

Deferred income tax benefit	—	502,744

Total Assets	$132,246,026	$123,239,167

The accompanying notes are an integral part of these consolidated financial statements.

ATS Corporation

Consolidated Balance Sheets—continued

	September 30, 2007	December 31, 2006
	(unaudited)
Liabilities and Stockholders’ Equity
Line of credit	$—	$—
Notes payable and capital leases—current portion	918,298	—
Accounts payable and accrued expenses	8,575,221	942,146
Accrued salaries and related taxes	4,892,712	—
Accrued leave benefits	2,680,450	—
Income taxes payable	230,865	310,606
Warrant liabilities	—	13,860,000
Other current liabilities	509,873	—
Deferred income taxes—current portion	—	40,489

Total Current Liabilities	17,807,419	15,153,241

Notes Payable	14,996,253	—

Capital leases—net of current portion	107,689	—

Other long term liabilities	328,573	—

Deferred income taxes—net of current portion	5,605,770	—

Total Liabilities	38,845,704	15,153,241

Common stock, subject to possible redemption 4,197,900 shares	—	23,424,282

Interest income attributable to common stock subject to possible redemptions (net of taxes of $0 and $561,204, respectively)	—	702,752

Total common stock subject to possible redemption	—	24,127,034

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock—$.0001 par value; 100,000,000 shares authorized; 26,626,079 and 26,250,000 issued; 18,283,324 and 26,250,000 outstanding, respectively (which includes 0 and 4,197,900 shares subject to possible redemption, respectively)	2,662	2,625
Additional paid in capital	126,772,677	81,467,698
Treasury stock, at cost 8,342,755 shares	(30,272,007)	—
Retained earnings (deficit)	(3,103,010)	2,488,569

Total Stockholders’ Equity	93,400,322	83,958,892

Total Liabilities and Stockholders’ Equity	$132,246,026	$123,239,167

The accompanying notes are an integral part of these consolidated financial statements.

ATS Corporation

Consolidated Statements of Operations (unaudited)

	Successor		Successor		Predecessor
	ATS Corp 3 months ending 9/30/2007	ATS Corp 3 months ending 9/30/2006	ATS Corp 9 months ending 9/30/2007	ATS Corp 9 months ending 9/30/2006	ATS I 3 months ending 7/31/2006	ATS I 9 months ending 7/31/2006

Revenue	$25,646,747	—	$75,372,148	—	$30,048,881	$86,231,975

Operating Costs and Expenses
Cost of Services	17,753,224	—	52,922,818	—	18,907,450	54,138,280
Selling, general and administrative	5,850,756	102,400	18,006,631	996,021	9,430,722	27,807,147
Depreciation and Amortization	186,052	—	465,608	—	202,314	622,314
Amortization of Intangible Assets	1,146,205	—	2,870,689	—	5,035	34,202

Total operating costs and expenses	24,936,237	102,400	74,265,746	996,021	28,545,521	82,601,943

Operating Income	710,510	(102,400)	1,106,402	(996,021)	1,503,360	3,630,032

Other Income (Expense)
Interest Income (expense), net	(124,571)	1,448,763	26,417	4,032,676	(92,504)	(277,396)
Gain (Loss) on warrant liabilities	—	4,200,000	(6,930,000)	5,040,000	—
Other income	93	—	9,847	—	31,223	47,118

Income (Loss) Before Income Taxes	586,032	5,546,363	(5,787,334)	8,076,655	1,442,079	3,399,754

Income Tax (Benefit) Expense	232,827	607,947	506,999	1,372,688	750,691	1,564,180

Income (Loss) from Continuing Operations	353,205	4,938,416	(6,294,333)	6,703,967	691,388	1,835,574

Loss from Discontinued Operations	—	—	—	—	(623,773)	(1,194,681)

Net Income (Loss)	$353,205	$4,938,416	$(6,294,333)	$6,703,967	$67,615	$640,893

Calculation of Net Income for Diluted Earnings
Net Income less gain on derivative liabilities	—	$(4,200,000)	—	$(5,040,000)	—	—
Adjusted Net income for diluted earnings	$353,205	$738,416	$(6,294,333)	$1,663,967	$67,615	$640,893
Weighted average number of shares outstanding
-basic	18,194,081	26,250,000	18,870,815	26,250,000	19,022,500	19,022,500
-diluted	18,499,615	26,250,000	18,870,815	26,250,000	19,469,600	19,469,600

Weighted average number of shares outstanding exclusive of shares subject to possible redemption
-basic	18,194,081	26,250,000	18,870,815	26,250,000	19,022,500	19,022,500
-diluted	18,499,615	26,250,000	18,870,815	26,250,000	19,469,600	19,469,600

Basic net income (loss) per share
-Continuing operations	$0.02	$0.19	$(0.33)	$0.26	$0.04	$0.10
-Discontinued operations	—	—	—	—	(0.03)	(0.06)
Net income (loss)	$0.02	$0.19	$(0.33)	$0.26	$0.00	$0.03

Net income (loss) not subject to possible redemption	$0.02	$—	$—	$—	$—	$—

Diluted net income (loss) per share
-Continuing operations	$0.02	$0.03	$(0.33)	$0.06	$0.04	$0.10
-Discontinued operations	—	—	—	—	(0.03)	(0.06)
Net income (loss)	$0.02	$0.03	$(0.33)	$0.06	$0.00	$0.03

Net income (loss) not subject to possible redemption	$0.02	$0.19	$(0.33)	$0.26	$0.00	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

ATS Corporation

Consolidated Statements of Cash Flows

(unaudited)

	(Successor)		(Predecessor)
	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the Nine Months Ended July 31, 2006

Cash Flows from Operating Activities
Net income (loss)	$(6,294,333)	$6,703,967	$640,893
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	465,608	—	656,516
Amortization of intangibles	2,870,689	—	—
Deferred income taxes	(1,942,376)	(348,483)	(1,786,808)
Deferred rent	—	—	(231,492)
Loss on disposal of equipment	—	—	58,283
Stock-based compensation	778,443	—	—
Board of Directors' stock compensation	42,638	—	—
Interest on notes payable	14,141	—	—
(Gain) Loss on derivative liabilities attributable to warrants	6,930,000	(5,040,000)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,813,760)	—	(360,727)
Interest receivable	—	(128,876)	—
Prepaid expenses	(632,007)	67,930	49,645
Prepaid supplies	—	—	381,361
Income taxes receivable	(277,399)	(195,214)	(363,610)
Other assets	(61,965)	—	(213,229)
Accounts payable and accrued expenses	46,826	1,234,167	(844,118)
Accrued salaries and related taxes	(4,027,516)	—	(770,593)
Accrued vacation	391,839	—	95,167
Other current liabilities	(385,324)	—	—
Other long-term liabilities	(362,767)	—	—

Net Cash (Used in) Provided by Operating Activities	(8,257,263)	2,293,491	(2,688,712)

Cash Flows from Investing Activities
Purchase of property and equipment	(359,976)	—	(298,988)
Sale of U.S. government securities held in Trust fund	121,024,475	—	—
Purchase of U.S. government securities held in Trust fund	—	(595,573,920)	—
Maturities of U.S. government securities held in Trust fund	—	593,344,327	—
Purchase of Advanced Technology Systems Incorporated, net of cash received	(79,396,068)	—	—
Purchase of Potomac Management Group, Inc., net of cash received	(13,684,302)	—
Purchase of Reliable Integration Services, Inc., net of cash received	(997,849)	—	—
Deferred acquisition costs	—	(1,154,976)	—
Release of cash held in Trust Fund	1,332	269,161	—
Restricted cash	(44,748)	—	—

Net Cash Provided by (Used in) Investing Activities	26,542,864	(3,115,408)	(298,988)

Cash Flows from Financing Activities
Net borrowings on line-of-credit	13,496,253	—	1,687,035
Payments on notes payable	—	—	(41,469)
Payments on capital leases	(52,989)	—	(19,959)
Payments to repurchase stock purchase warrants	(1,430,345)	—	—
Payments to repurchase treasury stock	(30,272,007)	—	(4,662)

Net Cash (Used in) Provided by Financing Activities	(18,259,088)	—	1,620,945

Net Increase (Decrease) in Cash	26,513	(821,917)	(1,366,755)

Cash, beginning of period	213,395	1,855,394	1,366,755

Cash, end of period	$239,908	$1,033,477	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A—BASIS OF PRESENTATION

The Consolidated Financial Statements are for the three-and nine-month periods ended September 30, 2007 and 2006 for ATS Corporation (the “Successor Company” or the “Company”) and are for the three-and nine-month periods ended July 31, 2006 for Advanced Technology Systems, Inc. (the “Predecessor Company” or “ATSI”).  The Company has included the results of operations for the acquisition of ATSI from the acquisition date of January 15, 2007 through September 30, 2007.

Except for the consolidated balance sheet of the Company as of December 31, 2006, which was derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial statements of ATSI have also been presented in accordance with the requirements of Form 10-Q. Such information should be read in conjunction with the ATSI consolidated financial statements for the year ended October 31, 2006 included in the ATS Corporation Form 10-K for the year ended December 31, 2006.

Certain amounts in prior years have been reclassified to conform to the current period presentation.

NOTE B—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is evaluating the effect, if any, on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007.  The Company is currently assessing the impact of adopting SFAS No. 159 on the consolidated financial statements.

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

NOTE E—INCOME (LOSS) PER SHARE

Basic and diluted net loss per share information is presented in accordance with SFAS No. 128, Earnings Per Share.  Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.  Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding, which includes common stock equivalents.  The Company’s common stock equivalents include stock options, restricted stock units, and warrants.  For the three months ended September 30, 2007 and 2006, a total of 38,429,245 and 42,000,000 common stock equivalents, respectively, were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive.  For the nine months ended September 30, 2007 and 2006, a total of 38,823,779 and 42,000,000 common stock equivalents, respectively, were excluded from the calculation of diluted loss per share as their impact would have been anti-dilutive.

Weighted average common shares are calculated as follows:

	(Successor)				(Predecessor)
	For the Three Months Ended 9/30/2007	For the Three Months Ended 9/30/2006	For the Nine Months Ended 9/30/2007	For the Nine Months Ended 9/30/2006	For the Three Months Ended 7/31/2006	For the Nine Months Ended 7/31/2006
Income (Loss) from Continuing Operations	$353,205	$4,938,416	$(6,294,333)	$6,703,967	$691,388	$1,835,574

Loss from Discontinued Operations	—	—	—	—	(623,773)	(1,194,681)

Net Income (Loss)	$353,205	$4,938,416	$(6,294,333)	$6,703,967	$67,615	$640,893

Interest income attributable to common stock subject to possible redemption	—	—	—	—	—	—
Gain on derivative liabilities attributed to warrants	—	(4,200,000)	—	(5,040,000)	—	—

Net income (loss) allocable to common stockholders not subject to possible redemption	$353,205	$738,416	$(6,294,333)	$1,663,967	$67,615	$640,893

Weighted average number of shares outstanding
-basic	18,194,081	26,250,000	18,870,815	26,250,000	19,022,500	19,022,500

Shares from assumed conversion of options, warrants and restricted stock	305,534	—	—	—	447,100	447,100

-diluted	18,499,615	26,250,000	18,870,815	26,250,000	19,469,600	19,469,600

Basic net income (loss) per share - basic	$0.02	$0.03	$(0.33)	$0.06	$0.00	$0.03
Basic net income (loss) per share - diluted	$0.02	$0.03	$(0.33)	$0.26	$0.00	$0.10

NOTE F—EMPLOYEE STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.  A summary of the components of stock-based compensation expense recognized during the three and nine months ended September 30, 2007 and 2006 is as follows:

Stock-Based Compensation included in indirect costs and selling expenses	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Non-qualified stock option expense	$2,256	$—	$633,609	$—

Restricted Stock	$66,668	$—	$144,834	$—

Total Stock-Based Compensation Expense	$68,924	$—	$778,443	$—

The fair value of options granted during the period ended September 30, 2007 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30, 2007
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

On January 12, 2007, the stockholders of the Company approved the ATS Corporation 2006 Omnibus Incentive Compensation Plan (the “Plan”). Under the Plan, the Company reserved 1.5 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, or non-qualified stock options or through restricted stock units. During the three and nine months ended September 30, 2007, the Board of Directors authorized the issuance of 4,500 and 549,000 stock options and restricted stock, respectively.  The stock options have vesting periods up to four years.

The following table summarizes information about stock options outstanding at September 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- average Remaining Life in Years	Weighted- average Exercise Price	Number Exercisable	Weighted- average Exercise Price

$3.75	4,500	9.80	$3.75	—	—
$3.85	4,500	9.59	3.85	—	—
$4.32	15,000	9.42	4.32	—	—
$4.88	120,000	9.41	4.88	—	—
	144,000	9.43	$4.75	—	—

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $1.72 and $2.07, respectively.  As of September 30, 2007, there was $272,263 of unrecognized compensation expense related to unvested options.  This cost is expected to be recognized over a weighted-average period of 3.9 years.  The fair value of options vested during the three- and nine-month periods was approximately $0 and $591,000, respectively.

Pursuant to the Plan, during the three months ended September 30, 2007 the Company granted 80,000 restricted shares valued at $294,400 to certain employees.  Such shares vest ratably over a four-year period.  For the nine months ended September 30, 2007, the Company granted 395,534 restricted shares valued at $1,560,406.  Such shares vest ratably over a four- to six-year period.

NOTE G—ACCOUNTING FOR WARRANTS AND DERIVATIVE INSTRUMENTS

On October 25, 2005, the Company consummated its initial public offering of 21,000,000 units. Each unit consisted of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00. The warrant agreement provided for the Company to register the shares underlying the warrants and was silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. The warrants expire on October 19, 2009.

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

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, as was the case with the Company’s warrants on the date of issuance, fair value is determined using methods requiring judgment and estimates. Utilizing such methods, the fair value of the warrant liability at October 20, 2005 (the date of issuance) was determined to be $0.34 per warrant. At the date of issuance, the Company allocated the unit price between the share of common stock and the warrants issued based upon relative fair value determined, among other things, by reference to the underlying cash held in the Trust fund. The warrants included in the units sold in the Company’s initial public offering began to be publicly traded on the Over-the-Counter Bulletin Board on December 5, 2005, and consequently the fair value of the warrants was reflected as the market price of a warrant at each reporting period.  The warrants were accounted for as a liability under EITF 00-19.  As such, to the extent that the market price of the Company’s warrants increased or decreased, a gain or loss was recorded to reflect such change in fair value.

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

NOTE H—COMMON STOCK REDEMPTION

Following the consummation of the acquisition of ATSI, the Company announced and implemented a common stock and warrant repurchase program.  In connection with this program, the Company paid approximately $13.5 million in cash to redeem 2,811,400 shares of common stock at an average price of $4.80 per share and approximately $1,430,000 in cash to repurchase 3,705,755 warrants.  During the three months ended September 30, 2007, the Company repurchased 2,835,222 warrants for approximately $1,080,000.

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

NOTE I—INCOME TAXES

The Company and ATSI’s effective tax rates are based upon the effective tax to be applicable to the full fiscal year.  As of September 30, 2007, the Company had a net deferred tax liability of approximately $4.5 million.

Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  Since inception and through January 1, 2007, the adoption date of this standard, the Company was in essence a “blank check” company with no substantive operations.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  Management has concluded that the adoption of FIN 48 had no material effect on its financial position or results of operations.

Management is in the process of evaluating the various tax positions associated with the acquisitions of ATSI, Reliable Integration Services, Inc. (“RISI”), and Potomac Management Group, Inc. (“PMG”) and is of the opinion that any deferred tax liabilities that would ultimately result from uncertain tax positions related to these entities would be covered by indemnification provisions provided in the acquisition agreements or would result in an adjustment to goodwill.

NOTE J—SEGMENT ACCOUNTING

The Company reviewed its services by unit to determine if any unit of the business is subject to risks and returns that are different than those of other units in the Company.  Based on this review, the Company has determined that all units of the Company are providing comparable services to its clients, and the Company has only one reportable segment.

NOTE K—ACQUISITIONS

Advanced Technology Systems, Inc. (“ATSI”)

Effective the close of business of January 15, 2007, the Company acquired all of the outstanding capital stock of ATSI, a provider of systems integration services and application development to the U.S. government, for $81.9 million in cash, and 173,913 shares valued at approximately $1,000,000 as of the closing date. The Company was organized to effect a business combination with an operating business in the federal services and defense industries.  ATSI is active primarily in the growing U.S. government information technology services market. ATSI designs, develops and integrates enterprise-wide information technology solutions, including custom software applications that address the U.S. government’s need to improve system efficiency, track human and financial capital, and reduce system downtime. Management believes that ATSI provides a strong federal services platform from which the Company can grow, has strong core competencies that the Company can build upon, and provides opportunities to create increased stockholder value. The stock purchase agreement provides for a working capital adjustment to the extent the net working capital on the closing date varies from the target amount as defined in the agreement.  Based on a determination of net working capital at the acquisition date, the Company has recorded a receivable for approximately $3.5 million, included in other accounts receivable on the September 30, 2007 consolidated balance sheet that it expects to receive from funds that were placed in escrow to cover any purchase price adjustments and indemnification claims.

As part of the ATSI transaction on January 15, 2007, the Company agreed that the former shareholders of ATSI could benefit from earn out opportunities if certain adjusted earnings thresholds are achieved during subsequent periods. These earn out opportunities had two components, each dependent on ATSI achieving certain levels of trailing 12-month EBITDA, as defined in the stock purchase agreement. One component of the earn out, up to an aggregate of $15.0 million, was dependent on ATSI achieving certain levels of adjusted EBITDA during the 12-month trailing periods ended October 31, 2006 and April 30, 2007. The second component of the earn out, up to an aggregate of $24.0 million, was dependent on the award of a large U.S. Air Force contract that ATSI bid on, which ATSI was notified on March 26, 2007, that it did not receive. Based on the financial results to date, the Company does not anticipate any payout under the earn out provisions of the January 15, 2007 transaction with ATSI.  The Company funded the cash portion of the ATSI purchase price with the proceeds of its initial public offering.

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

The total purchase price paid, including transaction costs of approximately $4.2 million, has been preliminarily allocated as follows:

(in thousands):
Cash	$76,635
Common stock (173,913 shares valued on the date of the purchase agreement—April 19, 2006)	1,000
Transaction costs	4,274
Total purchase price	$81,909
Purchase price allocation:
Current assets	$25,650
Property and equipment	1,466
Intangible assets	17,000
Goodwill	61,645
Other assets	2,020
Total assets acquired	107,781
Current liabilities	18,504
Long-term liabilities	1,128
Deferred tax liability from acquisition intangibles	6,240
Total liabilities assumed	25,872
Net assets acquired	$81,909

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

The results of operations for ATSI have been included in the Consolidated Statements of Income from the acquisition date through September 30, 2007.

Reliable Integration Services, Inc. (“RISI”)

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

The results of operations for RISI are included in the consolidated statements of operations from the acquisition date through September 30, 2007.

The total purchase price paid, including transaction costs of $70,000, has been preliminarily allocated as follows:

(in thousands):
Cash	$933
Common stock (46,296 shares issued)	200
Promissory note	86
Transaction costs	69
Total purchase price	$1,288
Purchase price allocation:
Current assets	$671
Property and equipment	16
Intangible assets	300
Goodwill	1,026
Other assets	39
Total assets acquired	$2,052
Current liabilities	648
Deferred tax liability from acquisition intangibles	116
Total liabilities assumed	764
Net assets acquired	$1,288

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

Potomac Management Group, Inc. (“PMG”)

On September 1, 2007, the Company acquired Potomac Management Group, Inc. (“PMG”), a 149-employee information technology services provider serving mostly U.S. government agencies, for approximately $16.6 million as set forth below. In addition to this amount, there is the potential for $1.5 million of payments to the former owners should PMG meet certain performance objectives.  Management believes that PMG’s client base and work product complements ATSI’s client base and work product and provides opportunities for both companies to cross sell their services.

Under the purchase method of accounting, the preliminary purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of PMG. As such, management estimates that a substantial portion of the excess purchase price will be allocated to non-amortizable intangible assets. These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with the provisions of SFAS No. 141, Business Combinations.

The results of operations for PMG are included in the consolidated statements of operations from the acquisition date through September 30, 2007.

The total purchase price paid, including transaction costs of $130,000 has been preliminarily allocated as follows:

(in thousands):
Cash	$13,750
Common stock (134,408 shares issued)	500
Promissory note	2,250
Transaction costs	130
Total purchase price	$16,630
Purchase price allocation:
Current assets	$2,484
Property and equipment	208
Intangible assets	2,722
Goodwill	12,194
Other assets	32
Total assets acquired	$17,640
Current liabilities	823
Deferred rent liability	187
Total liabilities assumed	1,010
Net assets acquired	$16,630

Management has preliminarily estimated that the transaction will result in $12.2 million of goodwill.  Management is currently analyzing the deductibility of goodwill on future income taxes. Approximately $2.7 million of the purchase price is expected to be allocated to acquired customer-related intangible assets, that include customer contracts, backlog, and non-contractual customer relationships (including trade name recognition), and will be amortized over five years based upon factors such as expected customer relationships and contract periods.

In addition to the purchase price of $16.6 million for PMG, there is the potential for $1.5 million of payments to the former owners should PMG meet certain defined performance objectives. Any payments due would occur in October 2008 and October 2009.

The preliminary estimated value and the weighted-average amortization period of each of the components of the customer-related intangible assets are as follows:

	Estimated Value (in thousands)	Weighted-Average Amortization Period
Customer contracts	$2,474	5 years
Non-contractual customer relationships (including trade name recognition)	248	5 years
Total / Average	$2,722	5.0 years

L—DISCONTINUED OPERATIONS

Advanced Technology Systems International, Inc. (“ATSII”)

In August 2005, ATSI adopted a formal plan for the sale of Advanced Technology Systems International, Inc. (“ATSII”), which had a history of operating losses.  On November 30, 2005, pursuant to the terms of a stock purchase agreement entered into by and between ATSI, ATSII, New Technology Management, Inc. (“NTMI”) and NTMI Acquisition Corporation, ATSI sold all of the outstanding common stock of ATSII.

The following represents the results of operations of ATSII:

Nine Months Ended July 31, 2006

Revenue	$234,386
Loss before taxes	(442,509)
Net loss	(408,291)

Pyramid

In January 2006, management decided to discontinue the operations of the Pyramid Products Solutions Group. The following represents the results of the operations of Pyramid:

Nine Months Ended July 31, 2006
Revenue	$733,264
Loss before taxes	(1,281,182)
Net loss	(786,390)

NOTE M—COMMITMENTS & CONTINGENCIES

Change in Control Agreements

Prior to the acquisition of ATS, ATSI’s Board of Directors approved Retention Agreements to key employees which authorized the payment of bonuses if the employee continued employment through the date of the ATS Corporation acquisition.  As further described in Note K, as of the close of business on January 15, 2007, ATSI was acquired by the Company. As a condition of the Retention Agreements, certain key employees received approximately $3,705,000 in bonuses upon the closing of the transaction.  These bonuses were recorded in overhead expense in ATSI’s consolidated statements of operations for the period from November 1, 2006 through January 15, 2007.

Employment Agreement

On March 19, 2007, the Company entered into an employment agreement with Dr. Edward H. Bersoff, its Chairman, President and Chief Executive Officer, who had been serving in that capacity since January 16, 2007. The employment agreement was filed as part of a current report on Form 8-K on March 21, 2007. The employment agreement specifies annual salary and incentive compensation for the terms of the agreement.  The agreement also provides for between twelve and eighteen months’ salary and 50% of any incentive compensation targets if the employee is terminated other than for cause.

On October 29, 2007, the Company and Dr. Bersoff entered into an amendment to Dr. Bersoff’s employment agreement, extending his employment term as Chief Executive Officer through December 31, 2008.  The amended employment agreement was filed as part of a current report on Form 8-K on October 29, 2007.

On May 4, 2007, the Company entered into a letter agreement with its Senior Vice President of Finance who became the Chief Financial Officer on May 22, 2007. The terms of the letter agreement were filed as part of a current report on Form 8-K on May 22, 2007.  No employment agreement has been signed to date.

In addition, the Company has entered into employment agreements with certain key employees that provide for severance payments in the event of termination.

Phantom Stock Option Plan

In December 2004, ATSI’s subsidiary, Appix, Inc. (“Appix”), adopted the Appix Phantom Stock Plan (the “Phantom Stock Plan”).   Under the Phantom Stock Plan, a committee of the Board of Directors of Appix could award up to 2,000,000 phantom stock units to eligible participants.  The value of the units was determined based upon a formula that was defined in the agreement.  The units were also subject to a vesting schedule as defined in the Phantom Stock Plan, and became immediately exercisable in the event of a change in control of Appix or ATSI.  Units issued under the Phantom Stock Plan were also subject to certain termination and cancellation provisions.

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

Earn-out Provision related to PMG

In addition to the purchase price of $16.6 million for PMG, there is the potential for $1.5 million of payments to the former owners should PMG meet certain defined performance objectives.  Any payments due would occur in October 2008 and October 2009.

                Legal Proceedings

See “Part II, Other Information—Item 1.  Legal Proceedings.”

                Line of Credit

The Company entered into a Credit Agreement with Bank of America on June 4, 2007.  This agreement provides a $25.0 million credit facility with the option for the Company to increase the amount available under the credit facility up to $50.0 million.  Borrowings on the credit agreement bear interest at the LIBOR rate plus between 150 to 225 basis points per annum, depending on the Company’s ratio of funded debt to EBITDA.  Pursuant to the agreement, the Company is required to meet certain financial covenants as further described.  The covenants are an asset coverage ratio of not less than 1.20 to 1.0, a consolidated leverage ratio not to exceed 3.50 to 1.0 and a consolidated fixed charge coverage ratio of at least 1.20 to 1.0.  The covenants are tested based on the financial position of the Company at the end of each calendar quarter. At, and as of, September 30, 2007, the Company was in full compliance with such covenants.  As of September 30, 2007, the Company had a $13,496,000 outstanding balance on the credit facility.

NOTE N—SUBSEQUENT EVENTS

Acquisition

On October 15, 2007, the Company announced the signing of a definitive agreement to acquire Number Six Software, Inc. (“Number Six”).  It is a provider of application development and information technology consulting to both government and commercial customers. This acquisition supports the Company’s strategic growth plan to broaden its information technology services expertise and add new customers in each of the Company’s target sectors. Closing of the transaction is subject to customary conditions, including approval by the stockholders of Number Six, and is anticipated in November 2007.

This transaction will accounted for in accordance with the provisions of SFAS-141, Business Combinations.

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

Overview

ATS Corporation (“ATS”) was organized as a “blank check” company under the laws of the State of Delaware on April 12, 2005 and was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the federal services and defense industries. As of the close of business on January 15, 2007, we acquired all of the outstanding capital stock of Advanced Technology Systems, Inc. (“ATSI”), a provider of systems integration and application development to the U.S. government, for (a) $81.9 million in cash, reduced by a working capital adjustment, the repayment of outstanding indebtedness of ATSI and an aggregate of $8.395 million of escrowed funds, and (b) 173,913 shares of our common stock.  The terms of the agreement provided that the former shareholders of ATSI could benefit from certain earn out opportunities if certain adjusted EBITDA thresholds were achieved.  Based on the financial results to date, the Company does not anticipate any payout under the earn out provisions.  In addition, on March 1, 2007, we acquired all of the outstanding capital stock of Reliable Integration Services, Inc. (“RISI”), a network systems integrator provider serving U.S. government defense and civilian agencies, for $1.3 million in the form of cash, promissory notes and the assumption of debt, plus 46,296 shares of our common stock.  Also, on September 1, 2007, we acquired all of the outstanding capital stock of Potomac Management Group, Inc. (“PMG”), an information technology, multi-media services and maritime consulting provider serving primarily the U.S. Government defense and civilian agencies, for $16.6 million in the form of cash, promissory notes, and 134,408 shares of our common stock.

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

Our diverse customer base consists primarily of U.S. government agencies. The following schedule presents the breakdown by customer type for the three- and nine-month periods ended September 30, 2007. ATS’ largest clients in the three months ended September 30, 2007 were the U.S. Department of Housing and Urban Development and Fannie Mae, representing approximately 26% and 16%, respectively, of its total revenue.  For the nine months ended September 30, 2007, the percentages were 24% for the U.S. Department of Housing and Urban Development and 16% for Fannie Mae.

REVENUE BY CUSTOMER TYPE	For the 3 Months Ended 9/30/07	For the 9 Months Ended 9/30/07

Defense and Intelligence	26.1%	24.0%
Civilian Agencies	48.2%	46.6%
State/Local Government and Commercial	25.7%	29.4%
Total	100.0%	100.0%

We derive substantially all of our revenues from fees for consulting services.  We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts.  During the three and nine months ended September 30, 2007, revenues from these contract types were approximately 58%, 37% and 5%, respectively, of total revenues.  We typically issue invoices monthly to manage outstanding accounts receivable balances.  We recognize revenues on time and materials contracts based on actual hours delivered at the contracted billable hourly rates plus the cost of materials incurred.  We recognize revenues on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated costs.  However, if the contract has a service element, we recognize revenues on a straight-line basis over the term of the contract.  We recognize cost-type contracts to the extent of costs incurred plus a proportionate amount of fee earned.

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

In the three and nine months ended September 30, 2007, we derived revenue as a prime contractor and subcontractor as depicted in the table below.

REVENUE BY PRIME/SUB CONTRACTOR	For the 3 Months Ended 9/30/07	For the 9 Months Ended 9/30/07
PRIME	93%	83%
SUB	7%	17%
TOTAL	100%	100%

Our most significant expense is direct costs, which consist primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects.  The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project.  As of September 30, 2007, we had 586 personnel who worked on our contracts.

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

Contract Backlog

We define backlog as the future revenue we expect to receive from our contracts and other engagements.  We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised.  We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity  (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms, an order which potential further delivery orders or task orders might be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process.  At September 30, 2007, our backlog was approximately $148.8 million, of which $40.6 million was funded.

Recent Events

On January 16, 2007, we announced that the board of directors of the Company had approved the repurchase of up to $15 million of either the Company’s common stock or its warrants.  On September 7, 2007, the Company announced the completion of the repurchase program, during which the Company had repurchased a total of 2,811,400 shares of common stock for a total of approximately $13.5 million and 3,705,755 warrants for approximately $1,430,000.

On September 1, 2007, the Company acquired Potomac Management Group, Inc. (“PMG”), a 149-employee information technology and multimedia services provider serving mostly U.S. government agencies, for approximately $16.6 million.  In addition to this amount, there is the potential for $1.5 million of payments to the former owners should PMG meet certain performance objectives.  Management believes that PMG’s client base and work product complements ATSI’s client base and work product and provides opportunities for both companies to cross sell services.

On October 15, 2007, the Company announced the signing of a definitive agreement to acquire Number Six Software, Inc. (“Number Six”).  Number Six is a provider of application development and information technology consulting to both government and commercial customers.  This acquisition supports the Company’s strategic growth plan to broaden its information technology services expertise and add new customers in each of the Company’s target sectors.  The closing of this transaction is subject to customary conditions, including approval by the stockholders of Number Six, and is anticipated in November 2007.

Results of Operations

We acquired ATSI as of close of business on January 15, 2007, acquired RISI on March 1, 2007 and acquired Potomac Management Group, Inc. (“PMG”) on September 1, 2007.  Prior to our acquisition of the ATSI business, we had no operations and generated no revenue.  Accordingly, we are presenting three comparisons, two for the successor company and one for the predecessor company.  The first of the two successor company comparisons compares our results for the three months ended September 30, 2007 to the three months ended September 30, 2006. The results for the three months ended September 30, 2006 only reflect the results of ATS, which had no operations during the quarter.

The second comparison for the successor company compares the results for the nine months ended September 30, 2007 to the nine months ended September 30, 2006.  For the period ended September 30, 2007, these results reflect eight and a half months of revenues and expenses for ATSI and seven months of revenues and expenses for RISI, and one month of revenue and expenses for PMG, which correspond to the dates these companies were acquired during the first and third quarters.  The results for the nine months ended September 30, 2006 only reflect the results of ATS, which had no operations during the period.

The predecessor comparison we are providing is that of ATSI for the three-and nine-month periods ending July 31, 2006 which correspond to the first three quarters of the predecessor company’s prior fiscal year.

The following tables set forth certain financial data as dollars and as a percentage of revenues.

	Successor		Successor		Predecessor
	ATS Corp 3 months ending 9/30/2007	ATS Corp 3 months ending 9/30/2006	ATS Corp 9 months ending 9/30/2007	ATS Corp 9 months ending 9/30/2006	ATS I 3 months ending 7/31/2006	ATS I 9 months ending 7/31/2006
As a Percentage of Revenue Revenue	$25,647	—	$75,372	—	$30,049	$86,232
	—	—	—	—	—	—
Operating Costs and Expenses	—	—	—	—	—	—
Cost of Services	17,753	—	52,923	—	18,907	54,138
Selling, general and administrative	5,851	102	18,007	996	9,431	27,807
Depreciation and Amortization	186	—	466	—	202	622
Amortization of Intangible Assets	1,146	—	2,871	—	5	34
	—	—	—	—	—	—
Total operating costs and expenses	24,936	102	74,266	996	28,546	82,602

Operating Income	711	(102)	1,106	(996)	1,503	3,630

Other Income (Expense)
Interest Income (expense), net	(125)	1,449	26	4,033	(93)	(277)
Gain (Loss) on warrant liabilities	—	4,200	(6,930)	5,040	—	—
Other income	0	—	10	—	31	47

Income (Loss) Before Income Taxes	586	5,546	(5,787)	8,077	1,442	3,400

Income Tax (Benefit) Expense
Current	233	840	507	1,721	751	1,564
Deferred	—	(232)	—	(348)	—	—

Income (Loss) from Continuing Operations	353	4,938	(6,294)	6,704	691	1,836

Loss from Discontinued Operations	—	—	—	—	(624)	(1,195)

Net Income (Loss)	$353	$4,938	$(6,294)	$6,704	$68	$641

Revenue	100.0%	—	100.0%	—	100.0%	100.0%

Operating Costs and Expenses
Cost of Services	69.2%	—	70.2%	—	62.9%	62.8%
Selling, general and administrative	22.8%	—	23.9%	—	31.4%	32.2%
Depreciation and Amortization	0.7%	—	0.6%	—	0.7%	0.7%
Amortization of Intangible Assets	4.5%	—	3.8%	—	0.0%	0.0%
	0.0%	—	0.0%	—	0.0%	0.0%
Total operating costs and expenses	97.2%	—	98.5%	—	95.0%	95.8%

Operating Income	2.8%	—	1.5%	—	5.0%	4.2%

Other Income (Expense)
Interest Income (expense), net	(0.5)%	—	0.0%	—	(0.3)%	(0.3)%
Gain (Loss) on warrant liabilities	0.0%	—	(9.2)%	—	0.0%	0.0%
Other income	0.0%	—	0.0%	—	0.1%	0.1%

Income (Loss) Before Income Taxes	2.29%	—	(7.68)%	—	4.80%	3.94%

Income Tax (Benefit) Expense
Current	0.9%	—	0.7%	—	2.5%	1.8%
Deferred	0.0%	—	0.0%	—	0.0%	0.0%

Income (Loss) from Continuing Operations	1.4%	—	(8.4)%	—	2.3%	2.1%

Loss from Discontinued Operations	0.0%	—	0.0%	—	(2.1)%	(1.4)%

Net Income (Loss)	1.4%	—	(8.4)%	—	0.2%	0.7%

Our revenues and operating results may be subject to significant variation from quarter to quarter depending on a number of factors, including the progress of contracts, revenue earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded, and general economic conditions.  Because a significant portion of our expenses, such as certain personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity, as well as in the number of contracts commenced or completed during any quarter, may cause significant variations in operating results from quarter to quarter.

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

Results of Operations for the Successor Company for the Three Months ended September 30, 2007 compared with the Three Months Ended September 30, 2006.

Revenues and cost of services:  The Company had no operating revenues or cost of services in the three months ended September 30, 2006, compared to $25.6 million of revenues and $17.8 million of cost of services in the three months ended September 30, 2007.

Selling, general and administrative expenses:  Selling, general and administrative expenses of $102,400 for the three months ended September 30, 2006 were related to the pursuit of potential acquisition candidates. For the three months ended September 30, 2007, the $5.9 million of selling, general and administrative expenses were related to operations.

Depreciation and amortization:  There was no depreciation expense in the three months ended September 30, 2006. For the three months ended September 30, 2007, the $0.2 million of depreciation expense was related to operations.

Amortization of intangible assets:  There was no amortization of intangible assets in the three months ended September 30, 2006. For the three months ended September 30, 2007, the $1.1 million of amortization expense was related to the recording of intangible assets after the acquisitions.

Interest income (expense):  Interest expense was $0.1 million for the three months ended September 30, 2007, due primarily to borrowing against the Company’s line of credit.  Interest income for the three month ending September 30, 2006 was $1.4 million.  The interest income for the period ended September 30, 2006 was primarily related to earnings on funds that were held in trust until the Company consummated an acquisition, which occurred on January 15, 2007.

Gain (Loss) on warrant liabilities:  For the three months ended September 30, 2006, we recognized a gain of $4.2 million from the change in the fair value of the warrant liability.  Because the warrant agreement, until March 14, 2007, was silent as to whether we were required to net cash settle the warrants if we were unable to deliver common stock to the warrants holders, we were required to mark the warrants to market as liabilities and therefore recognize gains or losses on the increase or decrease in the fair value of the warrants as reflected in the three months ended September 30, 2006.  Effective March 14, 2007, the warrant agreement was clarified to state that we are not required to net cash settle the instruments if we are unable to deliver shares of common stock to the warrant holders.  As a result, we are no longer required to mark the liability to fair value and the liability was reclassified in the first quarter of 2007 to additional paid in capital.

Income (loss) before income tax:  For the three months ended September 30, 2007, income before tax was $0.6 million as compared to $5.6 million for the three months ended September 30, 2006, of which $4.2 million was attributable to the change in fair value of the warrant liability, and $1.4 million was attributable to interest income.

Provision for income taxes:  Our income tax expense for the quarters ended September 30, 2007 and September 30, 2006 was $233,000 and $608,000, respectively.  The effective tax rate for the three months ended September 30, 2007 was 39.6% compared with 11.0% for the same period in 2006 due to the exclusion of the gain from change in fair value of the warrant liability and amortization expenses.

Results of Operations for the Successor Company for the Nine Months Ended September 30, 2007 compared with the Nine Months Ended September 30, 2006.

Revenues and cost of services:  The Company had no operating revenues or cost of services in the nine months ended September 30, 2006, compared to $75.4 million of revenues and $52.9 million in cost of services in the nine months ended September 30, 2007.

Selling, general and administrative expenses:  Selling, general and administrative expenses of $1.0 million for the nine months ended September 30, 2006 were related to the pursuit of potential acquisition candidates. For the nine months ended September 30, 2007, the $18.0 million of selling, general and administrative expenses were related to operations.

Depreciation and amortization:  There was no depreciation expense in the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the $0.5 million of depreciation expense was related to operations.

Amortization of intangible assets:  There was no amortization of intangible assets in the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the $2.9 million of amortization expense reflects the amortization of intangible assets resulting from the acquisitions of ATSI, RISI and PMG.

Interest income (expense):  Interest income was $26,000 in the nine months ended September 30, 2007, and $4.0 million for the nine months ended September 30, 2006. The interest income for the period ended September 30, 2006 was primarily related to earnings on funds that were held in trust until the Company consummated an acquisition, which occurred on January 15, 2007.

Gain (Loss) on warrant liabilities:  There was a loss on warrant liabilities in the amount of $6.9 million for the nine months ended September 30, 2007 and a gain of $5.0 million for the nine-month period ended September 30, 2006.  Because the warrant agreement, until March 14, 2007, was silent as to whether we were required to net cash settle the warrants if we were unable to deliver common stock to the warrants holders, we were required to mark the warrants to market as liabilities and therefore recognize gains or losses on the increase or decrease in the fair value of the warrants as reflected in the nine months ended September 30, 2006.  Effective March 14, 2007, the warrant agreement was clarified to state that we are not required to net cash settle the instruments if we are unable to deliver shares of common stock to the warrant holders.  As a result, we are no longer required to mark the liability to fair value and the liability was reclassified in the first quarter of 2007 to additional paid in capital.

Income (loss) before income tax:  The loss before tax for the nine months ended September 30, 2007 was $5.8 million, primarily due to change in the fair value of the warrant liability. For the nine months ended September 30, 2006, income before taxes was $8.1 million, primarily because of the interest income and the gain on warrant liabilities.

Provision for income taxes:  The provision for income tax was $0.5 million for the nine months ended September 30, 2007 from $1.4 million for the nine months ended September 30, 2006.

Results of Operations for the Successor Company for the Three Months Ended September 30, 2007 Compared with the Three Months Ended July 31, 2006 for the Predecessor Company.

Revenues:  Revenues decreased by 15% to $25.6 million for the three-month period ended September 30, 2007, from $30.0 million for the three months ended July 31, 2006.  The decline in revenues between these two periods is primarily related to the winding down of one major contract and several smaller ones.

Cost of services:  Cost of services decreased by 6% to $17.8 million for the three-month period ended September 30, 2007, from $18.9 million for the three months ended July 31, 2006.  Cost of services did not decrease in proportion to the decrease in revenues primarily due to a shift in business base from labor to subcontractors.  ATS labor derived revenues generate a higher margin.

Selling, general and administrative expenses:  Selling, general and administrative expenses decreased 38% to $5.9 million in the three-month period ended September 30, 2007 from $9.4 million for the three months ended July 31, 2006.  The primary reasons for this decrease were factors related to the acquisition of ATSI by ATS.  During the period ending July 31, 2006, ATSI incurred a large amount of expenses relating to its sale and compensation for the previous owners which did not recur in the three-month period ended September 30, 2007.

Depreciation and amortization:  Depreciation and amortization expense decreased 8% to $186,000 for the three- month period ended September 30, 2007, from $202,000 for the three months ended July 31, 2006.  The predecessor company used the double declining balance method of depreciating assets whereas, during the 2007 quarter, the successor company valued the assets acquired in the acquisition of ATSI and RISI at fair value as of the dates of acquisition and depreciation was adjusted in the quarter to reflect the straight line method of depreciation from each acquisition date.

Amortization of intangible assets:  Amortization of intangible assets increased to $1.2 million in the three-month period ended September 30, 2007 from $5,000 in the three-month period ended July 31, 2006 because of the amortization of intangible assets associated with the acquisitions of ATSI, RISI and PMG.

Operating Income (loss):  Operating income decreased 53% to $0.7 million for the three-month period ended September 30, 2007 from $1.5 million for the three months ended July 31, 2006, due to the decrease in revenues and increased amortization of intangible assets.

Interest income (expense):  Interest expense increased by 35% to $125,000 in the three months ended September 30, 2007 from an expense of $92,500 for the three months ended July 31, 2006.

Provision for income taxes:   The provision for income tax decreased by 69% to $233,000 for the three months ended September 30, 2007 from $751,000 for the three months ended July 31, 2006 because of the decrease in income. The effective tax rates for the periods ended September 30, 2007 and July 31, 2006 were 42.0% and 52.0%, respectively.  The decrease in the effective tax rate was due to the non deductibility of the loss from change in fair value of the warrant liability and amortization expenses.

Results of Operations for the Successor Company for the Nine Months ended September 30, 2007 Compared with the Nine Months Ended July 31, 2006 for the Predecessor Company.

Revenues:  Revenues decreased by 13% to $75.4 million for the nine-month period ended September 30, 2007, from $86.2 million for the nine months ended July 31, 2006.  The decline in revenue between these two periods is primarily related to a winding down of a contract and the fact that the period ended September 30, 2007 reflects eight and one half months of revenue offset by pick-up in revenue from the acquisitions of RISI and PMG as opposed to a full nine months of revenue for 2006.

Cost of services:  Cost of services decreased by 2% to $52.9 million for the nine-month period ended September 30, 2007, from $54.1 million for the nine months ended July 31, 2006.  Cost of services did not decrease in proportion to the decrease in revenues, primarily due to the increased compensation costs during this period and the increased utilization of subcontractor labor versus ATS labor.

Selling, general and administrative expenses:  Selling, general and administrative expenses decreased 35% to $18.0 million in the nine-month period ended September 30, 2007 from $27.8 million for the nine months ended July 31, 2006.  The primary reasons were factors related to the acquisitions of ATSI by ATS.  ATSI was required to pay $4.7 million in retention bonuses (including associated payroll taxes), $1.7 million in payments under an employee stock option plan and phantom stock plan (including dividends), and $0.3 million in legal and accounting fees associated with the transaction.

Depreciation and amortization:  Depreciation and amortization expense decreased 25% to $0.5 million for the nine- month period ended September 30, 2007, from $0.6 million for the nine months ended July 31, 2006.  The predecessor company used the double declining balance method of depreciating assets whereas during the 2007 period, the successor company valued the assets acquired in the acquisition of ATSI and RISI at the fair market value as of the dates of acquisition and depreciation was adjusted in the period to reflect the straight line method of depreciation from the acquisition dates.

Amortization of intangible assets:  Amortization of intangible assets increased to $2.9 million in the nine-month period ending September 30, 2007 from $34,000 in the nine-month period ended July 31, 2006 because of the amortization of the intangible assets associated with the acquisitions of ATSI, RISI and PMG.

Operating income (loss):  Operating income decreased 70% to $1.1 million for the nine-month period ended September 30, 2007 from $3.6 million for the nine months ended July 31, 2006, due to lower revenue and increased amortization costs.

Interest income (expense):  Interest income equaled $26,000 in the nine months ended September 30, 2007 compared to an expense of $277,000 for the nine months ended July 31, 2006, because of lower borrowings during the 2007 period.

Loss on derivative liabilities attributable to warrants:  For the nine months ended September 30, 2007, we incurred a charge of $6.9 million on the change in fair value of the warrant liability.

Provision for income taxes:  The provision for income taxes decreased by 69% to $0.5 million for the nine months ended September 30, 2007 from $1.6 million for the nine months ended July 31, 2006 because of the decrease in income.

Financial Condition, Liquidity and Capital Resources

Financial Condition:  Total assets increased $9.0 million to $132.2 million as of September 30, 2007 compared to $123.2 million as of December 31, 2006, primarily due to goodwill associated with the purchase of primarily ATSI and PMG.  The $121.0 million in short-term investments as of December 31, 2006 were used to acquire ATSI and RISI in the first quarter of 2007 and PMG in the third quarter.

Our total liabilities increased to $38.8 million as of September 30, 2007 from $15.2 million as of December 31, 2006.  The increase was due to our acquisitions and offset by the decrease in the warrant liability.   As the warrant agreement was clarified effective March 14, 2007 to provide that we are not required to net cash settle the instruments if we are unable to deliver shares of common stock to the warrant holders, we are no longer required to mark the warrants to market and the warrant liability was reclassified during the first quarter to additional paid-in capital.

Liquidity and Capital Resources:  Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to make selective strategic acquisitions.  We expect to meet our short-term requirements through funds generated from operations and from a credit facility with Bank of America, which was initially signed on June 4, 2007, as further discussed below.  Our cash requirements to fund acquisitions will also be funded by cash generated from operations and the aforementioned credit facility.

Net cash used by operating activities was $8.3 million for the nine months ended September 30, 2007, while net cash provided by operating activities for the same period in 2006 was $2.3 million.  Net cash used by operating activities of the predecessor was $2.7 million for the nine months ended July 31, 2006.  Cash used by operating activities is primarily driven by net loss, adjusted for working capital changes, which were principally changes in accounts receivable, current assets and accrued expenses.

Net cash provided by investing activities was $26.5 million for the nine months ended September 30, 2007.  During the nine months ended September 30, 2007, we obtained $121.0 million from the sale of U.S. government securities while investing $79.4 million in the acquisition of ATSI, $1.0 million in the acquisition of RISI and $13.7 million in the acquisition of PMG which comprised the majority of this investing activity.

Net cash used by financing activities was $18.3 million for the nine months ended September 30, 2007.  This was principally used to repurchase shares of the Company’s stock.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

The Company entered into a Credit Agreement with Bank of America on June 4, 2007.  This agreement provides a $25.0 million credit facility with the option for the Company to increase the amount available under the credit facility up to $50.0 million.  The credit agreement bears interest at the LIBOR rate plus between 150 to 225 basis points per annum, depending on the Company’s ratio of funded debt to EBITDA. Pursuant to the agreement, the Company is required to meet certain financial covenants as further described.  The covenants are an asset coverage ratio of not less than 1.20 to 1.0, a consolidated leverage ratio not to exceed 3.50 to 1.0 and a consolidated fixed charge coverage ratio of at least 1.20 to 1.0.  The covenants are tested based on the financial position of the Company at the end of each calendar quarter.  At, and as of, September 30, 2007, the Company was in full compliance with such covenants.  As of September 30, 2007, the Company had a $13,496,000 outstanding balance on the credit facility.

Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months.  If we do not perform the work, the unearned portion of these advances will be returned to our clients.

Off-Balance Sheet Arrangements

As of the three and nine months ended September 30, 2007, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2007 that require us to make future cash payments.  For contractual obligations, we included payments that we have an unconditional obligation to make.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$86	$13,496	$—	$—	$13,582
Capital Leases	81	108	—	—	189
Operating Leases	2,858	1,807	69	—	4,734
Total	$3,025	15,411	$69	$—	$18,505

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements.  SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities.  It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. The Company will adopt SFAS No. 159 for the fiscal year beginning January 1, 2008 and is currently assessing the impact of adopting SFAS No. 159 on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our credit facility.  As of September 30, 2007, we had an approximate outstanding balance of $13,496,000 under our line of credit which was used to partly finance the acquisition of PMG.  We currently invest our excess funds in an overnight bank sweep account.

Item 4. Controls and Procedures

Our management performed an evaluation under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

We are aggressively addressing the internal control weaknesses summarized above.  With the completion of the acquisition of ATSI in January 2007, we have additional personnel to address the segregation of duties in our financial reporting process.  We have also enhanced our accounting and financial personnel with new hires, as well as the utilization of a third party consulting organization with expertise in financial regulatory compliance.  The Company has completed the documentation of its processes and internal controls as required.  The initial testing of the controls has resulted in no material weaknesses.

There were no other changes in the Company’s internal control over financial reporting for the first nine months of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business.  Other than possibly the below disclosure, we currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Advanced Technology Systems, Inc. (“ATS”) is a defendant in Maximus, Inc. vs. Advanced Technology Systems, Inc., pending in the Connecticut Superior Court, Hartford District.  The lawsuit asserts claims under a subcontract between Maximus and ATS related to a prime contract between Maximus and the State of Connecticut.  The complaint seeks compensatory damages “in excess of $3 million,” punitive damages and other relief.  The case was filed in August 2007 and is in a very preliminary stage.  ATS has filed a motion to dismiss certain of the claims and plans to deny the balance of the claims and to assert counterclaims against Maximus.  In addition, based on the claims asserted in the lawsuit, the Company has made an indemnification demand against the selling shareholders of ATS under the stock purchase agreement governing the transaction in which the Company acquired ATS.  That demand is subject to the dispute resolution process provided for in the stock purchase agreement.

Item 1A. Risk Factors

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Issuer
Period	Total Number of Shares/Warrants Purchased	Average Price Paid per Share/Warrant	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2007	71,322	$.41	71,322	0

August 1-31, 2007	13,900	$.39	13,900	0

September 1-30, 2007	2,750,000	$.38	2,750,000	0

Total	2,835,222	$.38	2,835,222	0

(1)             From July 1 to September 30, 2007, the Company repurchased 2,835,222 stock warrants at an average price of $0.38 per warrant.

On January 16, 2007, the Company announced a stock repurchase program of up to $15 million of either the Company’s common stock or its warrants, from time to time, subject to market conditions.  On September 7, 2007, the Company announced the completion of the warrant and common stock repurchase program authorized by its Board of Directors, under which the Company paid approximately $13.5 million in cash to redeem 2,811,400 shares of common stock at an average price of $4.80 per share and approximately $1.4 million in cash to purchase 3,705,755 warrants at an average price of $0.39 per warrant.

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

On September 1, 2007, in connection with the closing of the acquisition of PMG, the Company issued 134,408 shares of common stock, valued at $0.5 million for purposes of the transaction, to the selling shareholders of PMG. These shares constituted a portion of the transaction consideration. The issuance of the shares was exempt as a private placement pursuant to Section 4(2) of the Securities Act of 1933.

A total of 11,462 shares of unregistered stock, valued at approximately $42,650, were issued to six directors of the Company on July 20, 2007, and a total of 11,619 shares of unregistered stock, valued at approximately $42,650, were issued to six directors of the Company on October 16, 2007, in lieu of cash for director fee compensation.  The issuances of these shares are exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the third quarter of 2007.

Item 5.  Other Information.

On June 29, 2007, the Company entered into a first amendment to its Credit Agreement, dated as of June 4, 2007, among the Company, Bank of America, N.A., as administrative agent, and the other lenders a party thereto.  The purpose of the amendment was to add the definition of “Interest Rate Change Date” to the definition of “LIBOR Monthly Floating Base Rate” in Section 1.01 of the Agreement.  A copy of this amendment is included as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

Item 6.  Exhibits.

Exhibit Number	Description

2.1

Agreement and Plan of Merger and Reorganization, dated as of October 12, 2007, by and among ATS Corporation, ATS NSS Acquisition, Inc., Number Six Software, Inc. and the Principal Stockholders of Number Six Software, Inc. (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed October 16, 2007)

2.2

Stock Purchase Agreement dated August 24, 2007 by and among ATS Corporation, Potomac Management Group, Inc. and Potomac Management Group, Inc.’s Stockholders (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed September 7, 2007)

3.1	Second Amended and Restated Certificate of Incorporation dated January 16, 2007 (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed January 19, 2007)

3.2	Amended By-laws (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on September 14, 2007, File No. 333-146075)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended, initially filed May 4, 2005)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended, initially filed on May 4, 2005)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, as amended, initially filed on May 4, 2005)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 in our Annual Report on Form 10-K filed March 31, 2006)

4.5	Warrant Clarification Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K filed June 4, 2007)

10.1	Amendment No. 1 to Credit Agreement with Bank of America dated June 29, 2007

10.2

Amended and Restated Employment Agreement by and between ATS Corporation and Dr. Edward H. Bersoff, dated October 25, 2007 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed October 29, 2007)

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

Date: November 9, 2007