Form 10-K
period 2007-12-31
ATS CORP
filed 2008-03-17
CIK 1325460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51552

ATS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3747850 (I.R.S. Employer Identification Number)
7915 Jones Branch Drive McLean, Virginia (Address of principal executive offices)	22102 (zip code)

Registrant's telephone number, including area code:
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

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           As of June 30, 2007, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $2.5 million, based on the closing sales price of the Registrant's Common Stock on the OTC Bulletin Board on that date.

           As of March 11, 2008, 19,251,777 shares of the Registrant's common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders expected to be held in May 2008.

ATS CORPORATION

For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors listed in Item 1A of Part I of this Annual Report on Form 10-K, captioned "Risk Factors," as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

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

  •
  risks related to the implementation of our strategic plan, including the ability to identify, finance and complete acquisitions and the integration and performance of acquired businesses; and

  •
  other risks and uncertainties disclosed in our filings with the Securities and Exchange Commission.

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

        The terms "we," "our" and "ATS" as used throughout this Annual Report on Form 10-K refer to ATS Corporation and its consolidated subsidiaries, unless otherwise indicated.

Item 1.    Business

INFORMATION ABOUT ATS CORPORATION ("ATS")

Our Business

        We were organized as a "blank check" company under the laws of the State of Delaware on April 12, 2005 and were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the federal services and defense industries. Our principal executive offices are located at 7915 Jones Branch Drive, McLean, Virginia 22102.

  Acquisitions

        ATSI.    Effective the close of business on January 15, 2007, we acquired all of the outstanding capital stock of Advanced Technology Systems, Inc. and its subsidiaries (collectively, "ATSI"), a provider of systems integration and application development to the U.S. government, for $80.2 million in cash and 173,913 shares of our common stock valued at $1.0 million.

        We funded the cash portion of the ATSI purchase price with the proceeds of our initial public offering. In connection with the acquisition of ATSI, holders of 2,906,355 shares of common stock who voted against the acquisition protected their right to convert their shares of common stock into $5.77 of cash per share. An aggregate of $16,769,668 was paid to converting stockholders. These conversions were also funded with the proceeds of our initial public offering.

        As previously announced on January 9, 2007, and after the close of the ATSI acquisition which occurred on January 15, 2007, the Company repurchased 2,625,000 shares of the Company's common stock from the founders of the Company for approximately $2,888. The founders are Joel R. Jacks, Peter M. Schulte, Dr. Edward H. Bersoff, Arthur L. Money and FSAC Partners, LLC (which has been subsequently dissolved).

        RISI.    As of the close of business on February 28, 2007, we acquired Reliable Integration Services, Inc. ("RISI"), a 37-employee network systems integrator serving U.S. government defense and civilian agencies for approximately $1.3 million in cash, promissory notes and assumption of debt, plus $0.2 million of our common stock.

        PMG.    On September 1, 2007, we acquired Potomac Management Group, Inc. ("PMG"), a 149-employee information technology and multimedia services provider serving mostly to U.S. government agencies, for approximately $16.6 million. In addition to this amount, there is the potential for $1.5 million of payments to the former owners if PMG meets certain performance objectives.

        NSS.    On November 9, 2007, we completed the acquisition of Number Six Software, Inc. and its subsidiaries (collectively, "NSS"), pursuant to an Agreement and Plan of Merger and Reorganization, dated October 12, 2007, by and among ATS, NSS, ATS NSS Acquisition, Inc. and certain NSS stockholders. The aggregate consideration of approximately $35.4 million included $3.0 million in the form of our common stock valued at the average price over the 15-day period before the closing of the transaction, and promissory notes and deferred payments totaling approximately $5.5 million. The cash component of the purchase price was offset in part by negotiated terms expected to benefit ATS and reduce the net cash outlay associated with the transaction.

  Organizational Structure

        As of December 31, 2007, the Company consolidated all of its subsidiaries into Advanced Technology Systems, Inc. ("ATSI") under the holding company ATS Corporation.

  Repurchase Program

        On January 16, 2007, we announced that our board of directors had approved the repurchase of up to $15 million of either the Company's common stock or its warrants. On September 7, 2007, we announced the completion of the repurchase program, during which we had repurchased a total of 2,811,400 shares of common stock for a total of approximately $13.5 million and 3,705,755 warrants for approximately $1.4 million.

  Incentive Compensation Plan

        The ATS 2006 Omnibus Incentive Compensation Plan was approved by the stockholders at the January 12, 2007 stockholders' meeting. The plan reserves 1.5 million shares of our common stock for issuance to our employees and employees of our subsidiaries.

  Line of Credit

        On June 4, 2007, we entered into a credit agreement with Bank of America, as administrative agent, and other various lender parties, providing for a $25 million revolving credit facility, with the option to increase the amount available under the credit facility up to $50 million in increments of $5 million (assuming no default and other specified conditions), pursuant to which Bank of America and Citizens Bank of Pennsylvania severally agreed to make loans to us from time to time (the "Credit Agreement").

        This line of credit was amended on June 29, 2007 to revise the definition of "LIBOR Monthly Floating Base Rate" and on November 9, 2007 to allow for certain seller indebtedness in connection with Permitted Acquisitions (as defined in the Credit Agreement), increase the aggregate commitments from $25 million to $50 million, and to provide for the consent by the agent and lenders of our acquisition of NSS.

        In order to mitigate a substantial portion of the variable interest rate risk associated with the line of credit, we entered in to an agreement with Bank of America on November 8, 2007 to swap interest on $35 million of the line of credit for a fixed rate of 4.465%, plus the applicable margin ranging from 1.5% to 2.5% based on the Company's consolidated leverage ratio.

  Warrant Clarification Agreement

        We entered into a warrant clarification agreement on March 14, 2007. Prior to that date, we were required to record the warrant liability at each reporting date at its then estimated fair value, with any changes being recorded through our statement of operations as other income/expense. On March 14, 2007, upon execution of the clarification agreement, the fair value of the liability was reclassified to shareholders' equity.

  Employment Agreements

        On March 19, 2007, we entered into an employment agreement with Dr. Edward H. Bersoff, our Chairman, President and Chief Executive Officer. He has been serving in that capacity since January 16, 2007. The employment agreement was filed as part of a current report on Form 8-K on March 21, 2007. On October 25, 2007, we amended Dr. Bersoff's employment agreement to extend his term as Chief Executive Officer through December 31, 2008. The amendment to the employment agreement was filed as part of a current report on Form 8-K on October 29, 2007.

        On May 4, 2007, we entered into a letter agreement with Pamela A. Little, our Senior Vice President of Finance who became our Chief Financial Officer on May 22, 2007. The terms of the letter agreement were filed as part of a current report on Form 8-K on May 22, 2007. On February 3, 2008, we entered into an employment agreement with Pamela Little, our Chief Financial Officer. The employment agreement was filed as part of a current report on Form 8-K on February 6, 2008.

        In addition, the Company has entered into employment agreements with certain key employees that provide for severance payments in the event of termination.

Personnel

        ATS has no employees other than those of its subsidiary, ATSI.

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

INFORMATION ABOUT ATSI

Regulation

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

        As a government contractor, we are subject to government audits, inquiries and investigations. We have experienced minimal audit adjustments in the past. The Defense Contract Audit Agency ("DCAA") has completed its audit of ATSI contracts through the fiscal year ended October 31, 2004, and we are subject to audit and adjustment on our performance during subsequent years.

Overview

        ATSI provides software and systems development, systems integration, information technology infrastructure and outsourcing, information sharing, and consulting services primarily to U.S. government agencies. As part of its complete systems life-cycle approach, ATSI offers its clients an integrated full-service information technology infrastructure outsourcing solution that allows an agency to focus on its core mission while reducing costs and maintaining system uptime.

        ATSI, founded in 1978, was incorporated under the laws of the District of Columbia, and in 1994 began operating as a Virginia corporation. ATSI originally focused on mainframe applications development and was awarded one of its first prime contracts in 1981 from the Department of Housing and Urban Development, or HUD, to develop the Computerized Homes Underwriting Management System, a system for tracking and monitoring home mortgages. By 1985, as technology evolved, ATSI's relationship with HUD evolved as well, and ATSI was tasked to design and implement various Local Area Network, or LAN, applications to meet the complex needs of the agency. ATSI expanded its expertise into enterprise architecture and system implementation services during its design of HUD's multi-tiered extranet application, FHA Connection, which consists of several smaller subsystems with a diverse mix of multi-tiered architectures in a web-driven solution. Throughout the 1990s, ATSI began to accelerate its business development efforts with other federal agencies in an effort to diversify its client concentration outside HUD and provide additional avenues for growth. For example, ATSI cross-sold its HUD applications development expertise to the Resolution Trust Corporation, or RTC, an agency created to manage the savings and loan crisis, to provide both applications development and database administration. As the savings and loan crisis was resolved, ATSI leveraged its past performance record at RTC to win a contract to develop the Federal Deposit Insurance Corporation's first internet and intranet sites.

        Through the 2007 acquisitions of RISI, PMG and NSS, we expanded our client base, personnel and service offerings. These acquisitions expanded our federal network system integration, maritime security, and commercial applications development capabilities as well as broadening our customer base to include the U.S. Coast Guard and Blue Cross Blue Shield, among many others. However, the primary operating subsidiary, ATS Corporation, has remained ATSI. Effective December 31, 2007, our other subsidiaries resulting from our acquisitions were merged into ATSI. Therefore, our discussion of our operations revolves around the activities of ATSI.

        Although ATSI's service offerings have evolved over time to incorporate new technologies and integrate acquired businesses, a majority of ATSI's projects encompass the following technology services:

  •
  software and systems development;

  •
  systems integration;

  •
  information technology infrastructure and outsourcing;

  •
  information sharing; and

  •
  consulting.

Software and Systems Development

        ATSI develops custom software applications and systems by applying industry standard best practices, agile development methodologies, and state of the art software tooling. ATSI has over 25 years of experience building and implementing leading edge financial, administrative/tracking and document/records management systems for federal civilian agency and Department of Defense ("DoD") clients. As a result of its development efforts, ATSI has built a strong understanding of its clients' information technology infrastructures, favorably positioning it to identify opportunities for additional application development and systems upgrades.

        To create the best solutions for clients, ATSI utilizes its expertise in the following areas:

  •
  full life cycle application development;

  •
  legacy migration/modernization;

  •
  database architecture/implementation;

  •
  system maintenance;

  •
  Independent Verification and Validation (IV&V);

  •
  multi-platform deployment;

  •
  requirements management; and

  •
  certification and accreditation support.

        ATSI's full suite of software engineering capabilities favorably positions ATSI to meet its clients' desire to engage contractors who can evaluate the feasibility of commercial off the shelf or COTS-based software solutions and, when necessary, develop custom applications that modify those solutions to meet overall system requirements. Additionally, ATSI has developed numerous custom software solutions for clients requiring technical specifications that are more demanding than those offered by a COTS solution.

Web-based software implementations

        ATSI's software and systems engineers have developed extensive experience designing web-based applications and database solutions. ATSI offers web-based solutions that include:

  •
  public key infrastructure, or PKI;

  •
  virtual private network, or VPN;

  •
  single sign-on;

  •
  performance monitoring; and

  •
  clustering/load balancing and business-to-business, or B2B, applications.

        ATSI develops web-enabled systems that allow agencies to manage their intellectual capital by providing interactive web ties to robust database and mainframe architectures. Additionally, ATSI develops intranet portals allowing organizations to share information and communicate across a LAN, Wide Area Network ("WAN") or the Internet.

Legacy migration/modernization

        ATSI provides software and systems migration planning. ATSI utilizes a collaborative approach to systems implementation, often working with clients to design systems requirements and select "best-of-breed" technologies to meet mission objectives. After identifying the proper solutions, ATSI works with clients to identify issues that may arise during a systems migration and map out migration and implementation schedules. ATSI also focuses on identifying potential issues impacting system uptime, connectivity and data availability. ATSI's software and systems engineers then work with a client to address ways to alleviate concerns and minimize the impact on daily operations.

Database architecture/implementation

        ATSI combines broad experience in administering databases with a focused attention to suggesting and implementing database applications and solutions. ATSI is involved in all stages of the database management life cycle, including assessment of functional requirements, development of database requirements, and assistance in vendor selection. ATSI has expertise in highly-complex database design and optimization, data modeling, distributed databases, advanced architectures performance tuning, backup and recovery planning, application administration planning and operational administration. ATSI supports all phases of a database's life cycle and typically acts as a vendor-neutral advisor, allowing ATSI to offer its clients the database application that best addresses a system's specific requirements. In addition, ATSI has designed and built custom database systems, using object-oriented analysis and design techniques.

Systems Integration

        ATSI performs comprehensive systems integration and installation services in support of its developed software systems, as well as network and hardware upgrades using COTS technologies. ATSI's professionals analyze a client's existing information systems, applications and platforms and design a solution that sustains or extends system performance and availability. As part of its work in this area, ATSI leverages its past experience and deep technical expertise to evaluate competing solutions. ATSI then develops systems based on the cost and requirements of a client. Finally, ATSI integrates the system into existing enterprise architectures to create a seamless application for clients. Many of ATSI's software development projects involve a substantial degree of legacy system integration and have served to further deepen ATSI's technical capabilities with legacy systems integration and migration.

        To create the best solutions for clients, ATSI utilizes its expertise in the following areas:

  •
  COTS integration;

  •
  website management;

  •
  enterprise architecture;

  •
  interoperability; and

  •
  documents/records management.

Information Technology Infrastructure and Outsourcing

        ATSI provides a full range of infrastructure management services from small email or web server administration contracts to larger completely outsourced managed services. ATSI offers creative solutions to operational issues such as help desk operations, Service Level Agreement (SLA) management, proactive server monitoring and response, and server virtualization/consolidation. The methodology leverages the Information Technology Infrastructure Library (ITIL) framework, and Project Management Body of Knowledge (PMBOK) ensures the most efficient and comprehensive deployment of services.

        The primary components of ATSI's infrastructure and outsourcing services are:

  •
  managed services;

  •
  hosting;

  •
  service/help desk;

  •
  continuity of operations (COOP) / disaster recover (DR);

  •
  messaging/workflow administration;

  •
  technology assessments;

  •
  network operations;

  •
  server administration;

  •
  SLA management;

  •
  database administration;

  •
  desktop architecture;

  •
  IT audit and assessment;

  •
  virtualization;

  •
  video teleconferencing;

  •
  risk assessment and management; and

  •
  information security.

Managed services

        ATSI provides a suite of enterprise information technology infrastructure support services that enable its clients to focus on their core missions. ATSI's information technology staff works with clients to help plan, deploy, manage, and maintain their entire information technology infrastructure. ATSI's systems and services are focused on ensuring that clients' enterprise solutions have the availability, reliability, performance, and support required for long-term success.

Service/help desk

        ATSI's complete outsourced information technology and infrastructure management solution includes the provision of network-essential help desk functions. The ability to accurately identify, capture and report network problems is critical to ATSI's ability to manage networks and recommend system upgrades.

Information security

        ATSI provides a full range of security and risk management services that proactively ensure the safety of information, networks and systems.

Information Sharing

        ATSI develops and deploys complex information sharing systems, connecting organizations at all levels of government and giving secure, immediate access to information and communications. ATSI delivers customized applications using open standards, approaches and methodologies. These solutions use service-oriented architectures, customer reference architectures, web services, the Global XML data models, and Federal Information Processing Standard (FIPS) 140-2 for wireless access to allow customers to communicate with existing legacy systems while migrating to new technologies.

        To create the best solutions for clients, ATSI utilizes its expertise in the following areas:

  •
  intergovernmental systems;

  •
  classified and sensitive data;

  •
  managing integrated regional information sharing;

  •
  global positioning systems; and

  •
  remote portable real-time data access.

Consulting

        ATSI delivers a wide range of consulting services, including the following areas:

  •
  technology consulting;

  •
  business consulting;

  •
  security consulting;

  •
  business process re-engineering (BPR);

  •
  training/eLearning; and

  •
  IT planning and strategy.

Technology consulting

        ATSI's technology consulting services are based on industry standard best practices and focused on services that are geared towards application lifecycle development, starting from requirements down through testing, deployment, and maintenance. These services are oriented toward the technical delivery of a solution or the technical enablement of an organization to be competent in delivering technical solutions. Sample offerings in this service line include: Process/Tools support surrounding the IBM/Rational technology, Requirements Management with Use Cases consulting, Test Driven Development, Model Driven Development, and Agile Process consulting.

Business consulting

        ATSI provides business consulting services to a broad range of clients through its team of highly-experienced subject matter experts. These experts provide financial institutions with business and technology best practices in matters relating to high volume transaction processing, financial accounting, cash and securities clearance, and fixed income trading. As part of its consulting services, ATSI's professionals provide a full life-cycle of software development consulting services from business analysis, through requirements gathering, detailed design, development, testing and training support. These services are often performed in conjunction with the implementation of an entire solution or system redesign project. Additionally, ATSI provides property and casualty insurance companies with business and technology consulting services and solutions. These range from system selection and implementation to business process analysis and redesign. ATSI offers comprehensive project management and quality assurance services needed to ensure a successful system implementation.

Security consulting

        ATSI's security consulting services provide a "best value" management to clients within the Department of Homeland Security, leveraging a deep experience in safety and security assessments.

Business process re-engineering

        ATSI has developed a comprehensive and sophisticated strategic information technology consulting practice to assist clients with redesigning their business processes. ATSI helps clients identify and implement changes that can significantly improve performance, cost-effectiveness, quality, and client satisfaction. ATSI's multi-disciplined consultants are typically engaged by senior agency officials to assist with the development of programs and policies that support overall strategic organizational goals.

Information technology planning and strategy

        ATSI's strategic planning practice supports the modeling, simulation and prototyping of information technology and network systems and solutions that help clients maximize their investments in those systems. As part of its efforts, ATSI engages in feasibility studies, strategic planning, systems development consulting, quality assurance, project management, organizational assessment, system and transition planning and acquisition support for clients. ATSI also provides data modeling services that allow clients to analyze how investments in software and systems architecture will impact the overall system, database and network performance. ATSI uses its data modeling capabilities to assist clients with operations research, system analysis, systems engineering, cost-benefit analyses and statistics on operating performance.

Professional staffing services

        ATSI provides business and information technology staffing services for nearly all of the technical and functional disciplines at financial institutions with specific focus on business/data analysts and database professionals. ATSI's professionals possess significant technical and domain knowledge developed through years of working with many of the largest financial services firms. ATSI employs a dedicated recruiting staff to ensure ATSI has a full staff of professionals ready to quickly meet clients' needs. Our professional staffing services to financial institutions include the following:

  •
  12EE/Java development;

  •
  client-server C/C++ development;

  •
  systems administration;

  •
  mortgage industry business analysis;

  •
  project management;

  •
  P&C industry business analysis;

  •
  Oracle and Sybase database administration; and

  •
  systems testing.

Customers and Contract Types

        ATSI's diverse customer base consists primarily of U.S. government agencies. For the year ended December 31, 2007, ATSI generated 50% of its revenue from federal civilian agencies, 20% from defense and homeland security agencies, 25% from commercial customers, including government-sponsored enterprises, and 5% from state and local government customers. ATSI's largest clients in fiscal year 2007 were HUD and Fannie Mae, representing 17% and 15%, respectively, of its total revenue

        The following schedule presents the breakdown of revenue by customer type for the year ended December 31, 2007.

Defense and Homeland Security Agencies	19.9%
Civilian Agencies	50.2%
State/Local Government	5.1%
Commercial	24.8%

Total	100.0%

        We derive substantially all of our fee revenues from consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the year ended December 31, 2007, revenues from these contract types were approximately 66%, 31% and 3%, respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances.

        We derived revenue as a prime contractor and subcontractor as follows for the year ended December 31, 2007.

PRIME	81.1%
SUB	18.9%
TOTAL	100.0%

        Our most significant expense is direct costs, which consist primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of December 31, 2007, we had 569 personnel who worked on our contracts.

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

Contract Backlog

        We define backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity ("IDIQ") contracts, or other contract vehicles that are also held by a large number of firms, an order which potential further delivery orders or task orders might be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process. At December 31, 2007, our backlog was approximately $231 million, of which $97 million was funded. As we were a shell company at December 31, 2006, we had no backlog at that time.

        We currently estimate that 50% of projected revenue for 2008 exists in the current backlog. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2012.

        We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are won. Our estimate of the portion of the backlog as of December 31, 2007 from which we expect to recognize revenue during fiscal year 2008 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control.

Subcontractors

        When we act as a prime contractor, we derive revenue primarily through our own direct labor services, but also through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex engagements or to more completely address a particular client's requirements. Teaming agreements and subcontracting relationships are useful because they permit us as a prime contractor to compete more effectively on a wider range of projects. In addition, we may engage a subcontractor to perform a discrete task on a project, or a subcontractor may approach us because of our position as a prime contractor. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement, as well as the performance of our subcontractors. Revenue derived from work performed by subcontractors represented approximately 43% of our revenue for fiscal year 2007. No single subcontractor performed work that accounted for more than 5% of our revenue during the last fiscal year.

Competition

        The information technology services industry is a large and highly competitive market. ATSI competes for contracts based on its strong client relationships, successful past performance record, significant technical expertise and specialized knowledge. ATSI often competes against both the large defense contractors, as well as specialized information technology consulting and outsourcing firms. Many of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than ATSI. ATSI's competitors include Lockheed Martin Corporation, Northrop Grumman Corporation, Science Applications International Corporation, IBM, Computer Sciences Corporation, Dynamics Research Corporation, ManTech International Corporation, MTC Technologies, Inc., NCI Inc., Stanley, Inc., CACI International, Inc., SRA International, Inc., SI

International, Inc., Accenture Ltd. and BearingPoint, Inc. We expect competition in the U.S. government information technology services sector to increase in the future.

Employees

        At February 29, 2008, ATSI had 769 personnel, including 717 full-time employees and 52 part-time employees, as well as 140 independent contractors. ATSI's future success will depend significantly on its ability to attract, retain and motivate qualified personnel. ATSI is not a party to any collective bargaining agreement and has not experienced any strikes or work stoppages. ATSI considers its relationship with its employees to be satisfactory.

Item 1A.    Risk Factors

Risks Associated with Our Acquisitions

Certain of our key personnel who have joined us and will join us as a result of our acquisitions may be unfamiliar with the requirements of operating a public company, which may adversely affect our operations, including significantly reducing our revenues and net income, if any.

        As a result of our acquisitions, we have acquired some members of our management team who do not have public company experience and are unfamiliar with the requirements of operating a public company under U.S. securities laws, which could cause us to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations, including significantly reducing our revenues and net income to the extent these employees are performing direct services.

We may not be successful in identifying acquisition candidates and, if we undertake acquisitions, they could be expensive, increase our costs or liabilities, or disrupt our business. Additionally, if we are unable to successfully integrate companies we acquire, our revenue and operating results may be impaired.

        One of our strategies is to augment our organic growth through acquisitions. In addition to our acquisition of ATSI, we have completed three acquisitions of complementary companies in the last year. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. Additionally, negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations and we may not be able to successfully integrate the companies we acquire. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence. Any costs, liabilities, or disruptions associated with future acquisitions could harm our operating results. In addition, following the integration of acquired companies, we may experience increased attrition, including but not limited to key employees of acquired companies, which could reduce our future revenue.

Our stockholders are dependent on a single business.

        Our stockholders are dependent upon the performance of ATSI and its business and other acquired businesses. ATSI will remain subject to a number of risks, including those that relate generally to the federal services industry. See "Risks Related to Our Business and Operations."

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our financial results.

        Our acquisitions involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2007, goodwill and purchased intangibles accounted for approximately $108 million and $26 million, or approximately 63% and 15%, respectively, of our total assets. We plan to continue acquiring businesses if and when opportunities arise, further increasing these amounts. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of operations.

        We amortize finite lived intangible assets over their estimated useful lives, and also review them for impairment. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our amortization charges in future periods.

If the benefits of our various acquisitions do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

        The market price of our common stock may decline as a result of our acquisitions if:

  •
  we do not achieve the perceived benefits of the acquisitions as rapidly as, or to the extent anticipated by, financial or industry analysts; or

  •
  the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts.

        Accordingly, investors may experience a loss as a result of a decreasing stock price.

Members of our board of directors may have conflicts of interest that could hinder our ability to make acquisitions.

        One of our growth strategies is to make selective acquisitions of complementary businesses. Two of our directors, Messrs. Jacks and Schulte, are principals of CM Equity Partners, a sponsor of private equity funds. Some of these funds are focused on investments in, among other things, businesses in the federal services sector. Messrs. Jacks and Schulte also serve on the boards of a number of CM Equity Partners portfolio companies and, with Dr. Bersoff, are members of the board of directors of ICF International, Inc., a diversified federal services business that plans to grow in part through acquisitions. It is possible that CM Equity Partners and related funds and portfolio companies and ICF International, Inc. could be interested in acquiring businesses that we would also be interested in, and these relationships could hinder our ability to carry out our acquisition strategy.

We may not have sufficient financial resources to carry out our acquisition strategy; we may need to use our stock to fund acquisitions to a greater extent than we originally intended.

        Following our acquisition of ATSI in January 2007, we announced a common stock repurchase program which was concluded on September 7, 2007. As a result of that program, we repurchased a total of 2,811,400 shares of common stock for a total of approximately $13.5 million and 3,705,755 warrants for approximately $1,430,000. These stock and warrant repurchases significantly reduced the amount of cash available to fund acquisitions. As a result, we may have to incur more debt, or issue more common stock or other equity securities, than would otherwise have been necessary in connection with acquisitions, and we may not have sufficient financial resources to carry out our acquisition strategy to the extent we had initially planned.

If third parties bring claims against us or if any of the entities we have acquired have breached any of their representations, warranties or covenants set forth in the acquisition agreement for each respective transaction, we may not be adequately indemnified for any losses arising therefrom.

        Although the stock purchase and merger agreements governing our acquisitions generally provide that the selling shareholders will indemnify us for losses arising from a breach of the representations, warranties and covenants by the selling party set forth in the stock purchase or merger agreement, such indemnification is limited, in general terms, to aggregate monetary amounts with deductibles. In addition, with some exceptions, the survival period for claims under the stock purchase and merger agreements are limited to specific periods of time. We will be prevented from seeking indemnification for most claims above the aggregate threshold or arising after the applicable survival period.

Risks Associated with Management

Loss of our President and Chief Executive Officer could hurt our operations and our expansion efforts.

        We rely heavily on our President and Chief Executive Officer, Dr. Edward H. Bersoff. The loss of Dr. Bersoff could have an adverse effect on us because we rely on his extensive experience and contacts in the government services industry. Not only would we suffer from a loss of his expertise and experience if he were to leave, but we would likely incur additional costs in connection with the identification of possible acquisition targets. Although we have entered into an employment agreement with Dr. Bersoff extending his employment term as Chief Executive Officer through December 31, 2008.

Risks Related to Our Business and Operations

The loss or impairment of ATSI's relationship with the U.S. government and its agencies could adversely affect our business.

        ATSI derived approximately 71% of its total revenue in fiscal 2007 from contracts with the U.S. government and government-sponsored enterprises. We expect that U.S. government contracts will continue to be a significant source of revenue for the foreseeable future. If ATSI or any of its partners is suspended or prohibited from contracting with the U.S. government generally or any agency or related entity, if ATSI's reputation or relationship with government agencies is impaired, or if the U.S. government or any agency or related entity ceased doing business with them or significantly decreases the amount of business it does with them, our business, prospects, financial condition and operating results could be significantly impaired.

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

        Because we derive a significant portion of our revenues from contracts with the U.S. government or its agencies, we believe that the success and development of our business will depend on its continued successful participation in federal contracting programs. The U.S. government may reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. It also could adopt new contracting methods to General Services Administration, or GSA, or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain socio-economic or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the U.S. government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the U.S. government may obtain from private contractors. These changes could impair our ability to obtain new contracts. Any new contracting methods could be costly or administratively difficult for us to implement and, as a result, could harm our operating results.

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

  •
  the need to estimate accurately the resources and cost structure that will be required to service any contract we award; and

  •
  the expense and delay that may arise if our or our partners' competitors protest or challenge contract awards made to us or our partners pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

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

Restrictions on or other changes to the U.S. government's use of service contracts may harm our operating results.

        We derive a significant amount of our revenue from service contracts with the U.S. government. The U.S. government may face restrictions from new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors. Any reduction in the government's use of private contractors to provide federal services would adversely impact our business.

Our contracts with the U.S. government and its agencies are subject to audits and cost adjustments.

        U.S. government agencies, including the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contracts and government contractors' incurred costs, administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchase, property, estimation, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome by an audit by the DCAA or another government agency could cause actual results to be adversely affected and differ materially from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause our actual results to be adversely affected.

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

        Our backlog consists of funded backlog, which is based on amounts actually obligated by a client for payment of goods and services, and unfunded backlog, which is based upon management's estimate of the future potential of our existing contracts and task orders, including options, to generate revenue. Our unfunded backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially from those anticipated.

Without additional Congressional appropriations, some of the contracts included in our backlog will remain unfunded, which could significantly harm our prospects.

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

        We are a prime contractor under several GSA contracts, blanket purchase agreements, and GWAC schedule contracts. Our ability to continue to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenues and our operating results could be adversely affected. Our GSA contracts and other GWACs have an initial term of five or more years, with multiple options exercisable at the government client's discretion to extend the contract for one or more years. There can be no assurances that government clients will continue to exercise the options remaining on our current contracts, nor can we be assured that future clients will exercise options on any contracts we may receive.

U.S. government contracts often contain provisions that are unfavorable, which could adversely affect our business.

        U.S. government contracts contain provisions and are subject to laws and regulations that give the U.S. government rights and remedies not typically found in commercial contracts, including, without limitation, allowing the U.S. government to:

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

        If a government client terminates one of our contracts for convenience, we may recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If a federal government client were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts or suspend or debar us from doing business with government agencies, our revenue and operating results would be materially harmed.

Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.

        We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts, which affect how we do business with our government clients and may impose added costs on our business. Among the most significant regulations are:

  •
  the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts, including provisions relating to the avoidance of conflicts of interest and intra-organizational conflicts of interest;

  •
  the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with some contract negotiations;

  •
  the Procurement Integrity Act, which requires evaluation of ethical conflicts surrounding procurement activity and establishing certain employment restrictions for individuals who participate in the procurement process;

  •
  the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under some cost-based government contracts;

  •
  laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of specified products, technologies, and technical data;

  •
  laws surrounding lobbying activities a corporation may engage in and operation of a Political Action Committee established to support corporate interests; and

  •
  compliance with antitrust laws.

        If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The government may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the federal government, each of which could lead to a material reduction in our revenue.

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

        Our continued success depends to a substantial degree on our ability to recruit and retain the technically skilled personnel we need to serve our clients effectively. Our business involves the development of tailored solutions for our clients, a process that relies heavily upon the expertise and services of employees. Accordingly, our employees are our most valuable resource. Competition for skilled personnel in the information technology services industry is intense, and technology service companies often experience high attrition among their skilled employees. There is a shortage of people capable of filling these positions, and they are likely to remain a limited resource for the foreseeable future. Recruiting and training these personnel requires substantial resources. Our failure to attract and retain technical personnel could increase our costs of performing our contractual obligations, reduce our ability to efficiently satisfy our clients' needs, limit our ability to win new business and constrain our future growth.

Our debt includes covenants that restrict our activities and create the risk of defaults, which could impair the value of our stock.

        Our debt financing arrangements contain a number of significant covenants that, among other things, restrict our ability to dispose of assets; incur additional indebtedness; make capital expenditures; pay dividends; create liens on assets; enter into leases, investments and acquisitions; engage in mergers and consolidations; engage in certain transactions with affiliates; and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, our financing arrangements require us to maintain specified financial ratios and comply with financial tests, some of which may become more restrictive over time. The failure to fulfill the requirements of debt covenants, if not cured through performance or an amendment of the financing arrangements, could have the consequences of a default described in the risk factor below. There is no assurance that we will be able to fulfill our debt covenants, maintain these ratios, or comply with these financial tests in the future, nor is there any assurance that we will not be in default under our financial arrangements in the future.

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

Our employees may engage in misconduct or other improper activities, which could harm our business.

        We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses or falsifying time records. Employee misconduct could also involve the improper use of our clients' sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business.

Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government clients, which could cause us to lose business.

        Some government contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. If our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, the government client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular contract, or we fail to obtain them on a timely basis, we may not derive the revenue anticipated from the contract, which could harm our operating results.

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

        For each of the past several years, as the GSA Schedule contracts have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other firms acting as subcontractors to us. In some cases, companies that have not held GSA Schedule contracts have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of the providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of a GSA Schedule contract. If one or more of our current subcontractors is awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by ATSI's subcontractors for fiscal years 2005, 2006 and 2007 represented 28%, 26% and 28% of our gross revenue, respectively.

        If our subcontractors fail to perform their contractual obligations, our performance as a prime contractor and our ability to obtain future business could be materially and adversely impacted.

        Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work. We are obligated to deliver to our clients. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as a prime contractor.

        In extreme cases, a subcontractor's performance deficiency could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders.

We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not later signed and these costs are not reimbursed, our revenues and profits will be reduced.

        When circumstances warrant, we sometimes incur expenses and perform work without a signed contract or appropriate modification to an existing contract to cover such expenses or work. When we do so, we are working "at-risk," and there is a chance that the subsequent contract or modification will not ensue, or if it does, that it will not allow us to be paid for the expenses already incurred or work already performed or both. In such cases, we have generally been successful in obtaining the required contract or modification, but any failure to do so in the future could adversely affect operating results.

We may lose money or incur financial penalties if we agree to provide services under a performance-based contract arrangement.

        Under certain performance-based contract arrangements, we are paid only to the extent our customer actually realizes savings or achieves some other performance-based improvements that result from our services. In addition, we may also incur certain penalties. Performance-based contracts could impose substantial costs and risks, including:

  •
  the need to accurately understand and estimate in advance the improved performance that might result from our services;

  •
  the lack of experience both we and our primary customers have in using this type of contract arrangement; and

  •
  the requirement that we incur significant expenses with no guarantee of recovering these expenses or realizing a profit in the future.

        Even if we successfully execute a performance-based contract, our interim operating results and cash flows may be negatively affected by the fact that we may be required to incur significant up-front expenses prior to realizing any related revenue.

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

        We have never declared nor paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities and other financing arrangements. It is likely that the debt financing arrangements we put into place will prohibit us from declaring or paying dividends without the consent of our lenders. Accordingly, realization of a gain on stockholders' investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

The significant number of our outstanding warrants may place a ceiling on, or otherwise adversely affect, the value of our common stock.

        We have 36,380,195 outstanding warrants to purchase shares of our common stock at an exercise price of $5.00 per share, and 19,251,777 outstanding shares of common stock as of March 11, 2008.

Although we have taken strides to repurchase our warrants, they still represent a very significant market overhang that may limit the value of our common stock, at least in the near term and unless and until we can substantially grow our business. This situation may cause us to consider alternative means of reducing the warrant overhang. Certain of these means could dilute our outstanding common stock or otherwise adversely affect its market value.

If certain stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock.

        Our initial stockholders are entitled to demand that we register the resale of their shares of common stock in certain circumstances. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock purchased prior to our public offering, then there will be an additional 2,625,000 shares of common stock eligible for trading in the public market. We also granted registration rights to former shareholders of ATSI, who received 173,913 shares of our common stock upon the closing of the ATSI acquisition. We also granted registration rights with respect to 46,296 shares of common stock in connection with our March 1, 2007 acquisition of RISI, granted registration rights with respect to 134,408 shares of common stock in connection with our August 31, 2007 acquisition of PMG, and granted registration rights with respect to 845,812 shares of common stock in connection with our November 9, 2007 acquisition of NSS. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

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

Over-the-Counter Bulletin Board quotation of our securities limits the liquidity and price of our securities.

        Quotation of our securities on the Over-the-Counter Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on the American Stock Exchange ("AMEX") or NASDAQ. Although we are in the process of applying for listing of our common stock on AMEX and we ultimately intend to apply for listing of our common stock on NASDAQ, we cannot assure you that we will satisfy the applicable listing requirements.

Risks Associated with Limited Experience as a Public Company

This is the first full year of ATSI operating as a public company. Fulfilling our obligations incident to being a public company will be expensive and time consuming.

        Until January 2007, we maintained limited disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws, but we have been required to maintain and establish internal controls over financial reporting as is required with respect to the business of ATSI. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or SEC, we have implemented additional internal and disclosure control procedures and corporate governance practices and now adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations have required and will continue to require significant management time, significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, and increase our insurance, legal and financial compliance costs. We have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting for fiscal 2006 and beyond and required. Our assessment is that our internal controls over financial reporting are effective.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established COSO internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It also required an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls for fiscal year ended December 31, 2007.

        Until our acquisition of ATSI in January 2007, we had no operations, no full-time personnel and very few personnel of any kind. Our activities from inception in late 2005 and into 2006 were focused on completing our initial public offering, identifying acquisition candidates and then completing the acquisition of ATSI. Most of the proceeds of our initial public offering were deposited and held in trust until the completion of the acquisition of ATSI. As a result of these factors, we had neither the resources, nor the personnel, to have in place adequate internal control. As a result, we did have material weaknesses in our internal control over financial reporting for the year ended December 31, 2006 relating primarily to our inability to segregate duties and lack of documentation of the policies and procedures.

        With the completion of our acquisitions, and a new Chief Financial Officer and controller, we have additional personnel, access to financial and internal control systems, and actual operations. We have addressed the internal control deficiencies identified last year and now have effective internal controls in place.

        We cannot be certain that we will be able to maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new and improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting in future periods, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, AMEX, NASDAQ or other regulatory authorities.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters is currently located at 7915 Jones Branch Drive, in McLean, Virginia, a suburb of Washington, D.C. Our headquarters' lease is for approximately 131,000 square feet, at a cost of approximately $2.8 million per year, which terminates on January 31, 2009. All corporate functions are located there, with approximately 22.4% of our full-time employees located at our headquarters and other company offices and the other 77.6% located at client sites. On February 11, 2008, we entered into a Deed of Lease with West* Group Properties, LLC covering a total of 58,082 square feet of office space in the Northampton Building located at 7925 Jones Branch Drive, McLean, Virginia. The lease includes the entire third and fourth floors of the building, as well as two wings on the second floor. The base rent of the property is $133,104.58 per month, subject to adjustment on each anniversary date of the commencement of the lease. The term lease is for ten years, with a right to extend the term for two renewal terms of five years each. We intend to move our principal executive office to this location from our current location at 7915 Jones Branch Drive.

        We also have facilities in Arlington, Virginia, Richmond, Virginia, Alexandria, Virginia, Vienna, Virginia, Oakbrook, Illinois, Cincinnati, Ohio, Kansas City, Missouri, Columbia, South Carolina, Indianapolis, Indiana, Huntsville, Alabama, Dayton, Ohio, and Sacramento, California. ATSI does not own any real property; all of its offices are in leased premises.

Item 3.    Legal Proceedings

        From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. Other than possibly the matter discussed below, we currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

        We are a defendant in Maximus, Inc. vs. Advanced Technology Systems, Inc., pending in the Connecticut Superior Court, Hartford District. The lawsuit asserts breach of contract and other claims related to a subcontract between Maximus and ATSI associated with a prime contract between Maximus and the State of Connecticut. The case was filed in August 2007 and remains in a preliminary stage, with our answer and counterclaims to be filed during March 2008. In addition, based on the claims asserted in the lawsuit, we have made an indemnification demand against the selling shareholders of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI. That demand is subject to the dispute resolution process provided for in the stock purchase agreement.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        The following table sets forth, for the calendar quarter indicated, the quarterly high and low bid information of the Company's common stock as reported on the OTC Bulletin Board in 2006 and 2007. Our common stock began trading on December 5, 2005. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	Common Stock (ATCT)		Warrants (ATCTW)		Units (ATCTU)
2007	High	Low	High	Low	High	Low
First Quarter	$5.61	$3.50	$0.68	$0.35	$6.49	$4.75
Second Quarter	$3.90	$3.45	$0.41	$0.35	$4.75	$4.05
Third Quarter	$3.78	$3.35	$0.40	$0.32	$4.40	$4.20
Fourth Quarter	$3.70	$3.25	$0.40	$0.30	$4.34	$3.95

	Common Stock (FDSA)		Warrants (FDSAW)		Units (FDSAU)
2006	High	Low	High	Low	High	Low
First Quarter	$5.83	$5.32	$0.85	$0.47	$7.50	$6.28
Second Quarter	$5.75	$5.37	$1.04	$0.45	$7.70	$6.40
Third Quarter	$5.47	$5.35	$0.44	$0.28	$6.40	$6.01
Fourth Quarter	$5.63	$5.45	$0.36	$0.26	$6.30	$6.00

        The closing prices of the Company's common stock, units and warrants on March 11, 2008 were $2.80, $3.70, and $0.12, respectively.

        Effective January 30, 2007, the Company's trading symbols were changed to ATCT (common stock), ATCTU (units) and ATCTW (warrants) on the OTC Bulletin Board.

Holders of Common Stock

        As of December 31, 2007, there were approximately 134 holders of record of our common stock.

Dividend Policy

        We have never declared nor paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of our business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities and other financing arrangements. It is likely that the debt financing arrangements we put into place in connection with our acquisitions will prohibit us from declaring or paying dividends without the consent of our lenders.

Recent Sales of Unregistered Securities

        On January 16, 2007, in connection with the closing of the acquisition of ATSI, the Company issued 173,913 shares of common stock, valued at $1.0 million for purposes of the transaction, to the selling shareholders of ATSI. These shares constituted a portion of the transaction consideration. The issuance of the shares was exempt as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        On March 1, 2007, in connection with the closing of the acquisition of RISI, the Company issued 46,296 shares of common stock, valued at $0.2 million for purposes of the transaction, to the selling shareholders of RISI. These shares constituted a portion of the transaction consideration. The issuance of the shares was exempt as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        On September 1, 2007, in connection with the closing of the acquisition of PMG, the Company issued 134,408 shares of common stock, valued at $0.5 million for purposes of the transaction, to the selling shareholders of PMG. These shares constituted a portion of the transaction consideration. The issuance of the shares was exempt as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        On November 9, 2007, in connection with the closing of the acquisition of NSS, the Company issued 845,812 shares of common stock, valued at $3.05 million for purposes of the transaction, to the selling shareholders of NSS. These shares constituted a portion of the transaction consideration. The issuance of the shares was exempt as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        In lieu of cash for director fee compensation, a total of 11,462 shares of unregistered stock, valued at approximately $42,650, were issued to six directors of the Company on July 20, 2007 a total of 11,619 shares of unregistered stock, valued at approximately $42,650, were issued to six directors of the Company on October 16, 2007 and a total of 9,999 shares of unregistered stock, valued at approximately $36,000, were issued to six directors of the Company on January 11, 2008. The issuances of these shares are exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities

Purchase of Equity Securities by Issuer in 2007
Period Fourth Quarter	Total Number of Shares/Warrants Purchased	Average Price Paid per Share/Warrant		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2007	—		—	—	0
November 1-30, 2007	—		—	—	0
December 1-31, 2007	1,914,050	$	..34	—	0

Total	1,914,050	$	..34	—	0

(1)
From October 1, 2007 to December 31, 2007, the Company repurchased 1,914,050 stock warrants at an average price of $0.34 per warrant.

        On December 27, 2007, the Company purchased a total of 1,914,050 warrants held by Context Capital Management, LLC, in a private sale at a price of $0.34 per warrant. This purchase was not made pursuant to a publicly announced plan or program.

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock from December 5, 2005 (the first trading date of our common stock) through December 31, 2007, with the cumulative total return on (i) the Russell 2000 stock index and (ii) a Peer Group Index composed of other federal government service providers with whom we compete: CACI International, Inc., Dynamics Research Corp., ManTech International Corp., NCI, Inc., SI International, Inc., and SRA International, Inc. The comparison also assumes that all dividends are reinvested. The historical information set forth below is not necessarily indicative of future performance.

ASSUMES $100 INVESTED ON DEC. 5, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

        The following table shows the value of $100 invested on December 5, 2005 in ATS Corporation, the Russell 2000 Index and our Peer Group.

Period Ending	ATS Corporation	Peer Group Index	Russell 2000 Index
12/5/2005	$100.0	$100.0	$100.0
12/30/2005	101.7	107.6	98.1
3/31/2006	109.5	121.2	111.7
6/30/2006	102.5	106.6	105.9
9/30/2006	104.2	106.5	106.0
12/31/2006	107.2	114.2	115.1
3/31/2007	69.5	107.2	117.0
6/30/2007	70.9	111.5	121.8
9/30/2007	70.5	117.9	117.7
12/31/2007	68.6	125.0	112.0

Item 6.    Selected Financial Data

        The following is a summary of selected statement of income data and balance sheet data for each period indicated. The selected financial data for the years ended December 31, 2007 and December 31, 2006 and for the period from April 12, 2005 (inception) to December 31, 2005 are derived from our audited financial statements and related notes.

        The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

Income statement data

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the period from April 12, 2005 (date of inception) through December 31, 2005	For the period from April 12, 2005 (date of inception) through December 31, 2006
Revenue	$106,887,039	$—	$—	$—
Operating costs	(105,813,129)	(1,167,701)	(133,161)	(1,300,862)
Interest (expense) income	(244,110)	5,551,779	819,167	6,370,946
Gain (loss) on warrant liability	(6,930,000)	5,880,000	(5,460,000)	420,000

Income (loss) before provision for taxes	(6,100,200)	10,264,078	(4,773,994)	5,490,084
(Provision) benefit for income taxes—current	(2,274,108)	(2,428,018)	(333,000)	(2,761,018)
—deferred	1,820,579	443,340	18,915	462,255

Net income (loss)	$(6,553,729)	$8,279,400	$(5,088,079)	$3,191,321

Weighted average number of shares outstanding—basic	18,848,722	26,250,000	10,599,810

Net income (loss) per share—basic	$(0.35)	$0.32	$(0.48)

Net income (loss)	(6,553,729)	$8,279,400	$(5,088,079)

Gain on derivative liabilities attributed to warrants	—	5,880,000	—

Adjusted net income (loss)—for diluted earnings	$(6,553,729)	$2,399,400	$(5,088,079)

Weighted average shares outstanding	18,848,722	26,250,000	10,599,810
Shares from assumed conversion of warrants	—	3,887,477	—

Weighted average number of shares outstanding—diluted	18,848,722	30,137,477	10,599,810

Net income (loss) per shares—diluted	$(0.35)	$0.08	$(0.48)

Balance sheet data

	December 31, 2007	December 31, 2006	December 31, 2005
Cash and cash equivalents	$1,901,977	$213,395	$1,855,394
Restricted cash	1,278,489	—	—
Accounts receivable—net	31,191,784	—	—
Fixed assets—net	1,501,409	—	—
Income tax receivable	3,493,319	—	—
Deferred income tax—current	1,335,965	—	—
Goodwill	107,600,686	—	—
Intangibles—net	21,446,868	—	—
Investments held in trust (including interest receivable of $—, $89,737 and $39,444, respectively) and cash and cash equivalents held in trust fund	—	121,025,807	117,990,384
Other assets	940,466	638,750	106,751
Deferred acquisition costs	259,353	1,361,215	—

Total assets	$170,950,316	$123,239,167	$119,952,529

Total liabilities	$75,615,002	$15,153,241	$20,146,003

Common stock subject to possible redemption (including interest income)	—	24,127,034	23,522,278
Total stockholders' equity	95,335,314	83,958,892	76,284,248

Total liabilities and stockholders' equity	$170,950,316	$123,239,167	$119,952,529

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Form 10-K.

ABOUT THIS MANAGEMENT'S DISCUSSION AND ANALYSIS

        The discussion and analysis that follows is organized to:

  •
  provide an overview of our business;

  •
  explain the year-over-year trends in our results of operations;

  •
  describe our liquidity and capital resources; and

  •
  explain our critical accounting policies and describe certain line items of our statements of operations.

        Readers who are not familiar with our company or the financial statements of federal government information technology services providers should closely review the "Operations Overview" and the "Critical Accounting Policies and Significant Estimates" sections appearing within this discussion and analysis. These sections provide background information that may help readers in understanding and analyzing our financial information.

ORGANIZATION OVERVIEW

        We were organized as a "blank check" company under the laws of the State of Delaware on April 12, 2005 and were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the federal services and defense industries. Our principal executive offices are located at 7915 Jones Branch Drive, McLean, Virginia 22102.

        On January 16, 2007, we acquired all of the outstanding capital stock of ATSI, a provider of systems integration and application development to the U.S. government, for $80.2 million in cash and 173,913 shares of our common stock valued at $1.0 million. The audited consolidated balance sheets of ATSI as of January 15, 2007 and October 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from November 1, 2006 to January 15, 2007 and the two years ended October 31, 2006 are included in this Form 10-K. During the year ended October 31, 2006, ATSI reported contract revenues of $112.3 million compared to $105.4 million in the prior year, operating income of $2.1 million compared to $2.7 million in the prior year, and income from continuing operations of $0.5 million compared to $1.8 million in the prior year. We do not believe the historical results of ATSI, which was a closely-held private business, are indicative of our future results, particularly as we have made other acquisitions in fiscal 2007, as well.

        We funded the cash portion of the ATSI purchase price with the proceeds of our initial public offering. In connection with the acquisition of ATSI, holders of 2,906,355 shares of common stock who voted against the acquisition perfected their right to redeem their shares of common stock at $5.77 per share. An aggregate of $16,769,668 was paid to converting shareholders. These conversions were also funded with the proceeds of our initial public offering. Following the completion of the acquisition, we announced and implemented a common stock repurchase program that was completed on September 7, 2007 with the repurchase of a total of 2,811,400 shares of common stock for a total of approximately $13.5 million and 3,705,755 warrants for approximately $1,430,000.

        On January 9, 2007, we announced that after the close of the ATSI acquisition (occurring on January 15, 2007), the Company would and did repurchase 2,625,000 shares of the Company's common stock from the founders of the Company for approximately $2,888.

        As of the close of business on February 28, 2007, we acquired RISI, a 37-employee network systems integrator serving U.S. government defense and civilian agencies for approximately $1.3 million in cash, promissory notes and assumption of debt, plus $0.2 million in the Company's common stock.

        On September 1, 2007, we acquired PMG, a 149-employee information technology and multimedia services provider serving mostly U.S. government agencies, for approximately $16.6 million. In addition to this amount, there is the potential for $1.5 million of payments to the former owners should PMG meet certain performance objectives, which were not met.

        On November 9, 2007, we acquired NSS, a 175-employee provider of application development and information technology consulting to both government and commercial customers, for an aggregate consideration of approximately $35.4 million, which included $3.0 million in the form of ATS common stock valued at the average price over the 15-day period before the closing of the transaction, and promissory notes and deferred payments totaling approximately $5.5 million.

        The ATS 2006 Omnibus Incentive Compensation Plan was approved by the stockholders at the January 12, 2007 stockholders' meeting. The plan reserves 1.5 million shares of our common stock for issuance to our employees and employees of our subsidiaries. We will be accounting for any grants of these shares in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), "Shared-Based Payment," ("SFAS No. 123R") which requires that compensation expense related to share-based payment transactions be recognized in financial statements. These awards will be measured at fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award.

OPERATIONS OVERVIEW

        We work with the federal government under three primary contract types: cost-plus-fee, time-and-materials, and fixed-price contracts. Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements which generate higher profit margins generally, relative to their higher risk. Where customer requirements are clear, we prefer to enter into time-and-materials and fixed-price arrangements rather than cost-plus-fee contracts.

        Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other items to support the project. Thus, once we win new business, the key to delivering the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on direct-billable jobs. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable items, we seek to optimize our labor content on the contracts we win.

        Cost of services includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants; third-party materials; and other direct costs such as travel incurred to support contract efforts. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. Typically, the larger contracts are broader in scope and require more diverse capabilities, thus resulting in more subcontracted labor. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

        Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangible assets related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements. As we continue to make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue.

        Our operating income, or revenue minus cost of services, selling, general and administrative expenses, and depreciation and amortization, and thus our operating margin, or the ratio of operating income to revenue, is driven by the mix and execution on our contracts, how we manage our costs, and the amortization charges resulting from acquisitions.

        Our cash position is driven primarily by the level of net income, working capital in accounts receivable, capital expenditures and acquisition activities.

        As of the close of business on March 11, 2008, we had cash on hand of approximately $0.2 million.

Contract Backlog

        Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog at the end of the year: (in thousands)

Successor
Year Ended December 31, 2007
Backlog:
Funded	$97,256
Unfunded	133,336

Total backlog	$230,593

        Our total backlog of approximately $231 million as of December 31, 2007 represented a 63% increase over the fiscal year 2006 predecessor backlog, which was $142 million as of October 31, 2006. We currently expect to recognize revenue during fiscal year 2008 from approximately 51% of our total backlog as of December 31, 2007.

Contract Mix

        Contract profit margins are generally affected by the type of contract. We can typically earn higher profits on fixed-price and time-and-materials contracts than cost-reimbursable contracts. Thus, an important part of growing our operating income is to increase the amount of services delivered under fixed-price and time-and-materials contracts. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated:

	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended October 31, 2006
Time-and-materials	66%	50%
Fixed-price	31%	42%
Cost-fee-contracts	3%	8%

OVERVIEW OF 2007

        Although we were formed in April of 2005, we were organized as a "blank check" company for the purpose of acquiring an operating business in the federal services and defense industries. We completed such an acquisition in January of 2007 through our purchase of ATSI. As a result, fiscal year 2007 was our first year engaging in operations, generating revenue, and incurring debt and expenses. For this reason, although for purposes of this Form 10-K we must compare our financial results of 2007 to prior years since inception, only fiscal year 2007 provides information of our Company as an operating entity.

        We also engaged in further growth during 2007 through our acquisitions of RISI completed in February, PMG completed in September and NSS completed in November. Further information about these acquisitions may be found in our "Organization Overview" provided in this Management's Discussion and Analysis.

OVERVIEW OF 2006

        We neither engaged in any operations, generated any revenues nor incurred any debt or expenses during the period ended December 31, 2006, other than in connection with our public offering and, thereafter, certain legal and other expenses related to pursuing acquisitions of target businesses. Our entire activity from inception to January 2007 was to prepare for and consummate our initial public offering and to identify and investigate target businesses for a business combination.

        Our net proceeds from the sale of our units, after deducting offering expenses of approximately $531,000 and underwriting discounts of $6,300,000, were approximately $119,169,000. Of this amount, $117,180,000 was required to be placed in trust and the remaining $1,989,000 was not placed in trust primarily to cover acquisition-related expenses. From inception through December 31, 2006, we incurred operating expenses of $1,300,862 as follows:

	Inception Through December 31, 2006	Year Ended December 31, 2006	Inception Through December 31, 2005
Legal, accounting, travel and other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination	$676,809	$666,274	$10,535
Administrative services and support ($7,500 per month)	108,145	90,000	18,145
Expenses for legal and accounting fees relating to our SEC reporting obligations	174,902	149,075	25,827
Franchise and capital taxes	166,481	120,237	46,244
Director and officer liability insurance premiums	102,233	85,000	17,233
Miscellaneous expenses	72,292	57,115	15,177

Total	$1,300,862	$1,167,701	$133,161

        For the year ended December 31, 2006, we had accumulated $1,361,215 in deferred costs related to the acquisition of ATSI compared to no deferred cost in the period from April 12, 2005 (date of inception) through December 31, 2005. These charges were capitalized in the first quarter of 2007, when the acquisition was completed.

        For the year ended December 31, 2006, and the period from April 12, 2005 (date of inception) through December 31, 2005, we earned $5,551,779 and $819,197 of interest income, respectively.

        As described below under "Accounting for Warrants and Derivative Instruments," as a result of recording the change in the fair value of warrant liability, we reported a net loss of approximately $5.5 million on warrant liability for the period ended December 31, 2005, and a gain of approximately $5.9 million on warrant liability for the year ended December 31, 2006.

        Our accounting for our outstanding warrants is described below under "Critical Accounting Policies—Accounting for Warrants and Derivative Instruments." As described there, until we entered into a warrant clarification agreement on March 14, 2007, we were required to record the warrant liability at each reporting date at its then estimated fair value, with any changes being recorded through our statement of operations as other income/expense. The warrants continued to be reported as a liability through March 14, 2007 when we clarified our warrant agreement so this treatment was no longer required.

        On October 25, 2005, we used $154,000 of our general working capital to repay the notes payable to our initial stockholders, Messrs. Jacks and Schulte. The loans were repaid in full, without interest, and cancelled.

        On October 25, 2005 and 2006, we used $85,000 and $42,500, respectively, of our general working capital to pay premiums associated with our directors and officers' liability insurance, of which $25,267 of this amount represents the prepaid portion for the cost of such insurance for 2007.

        We agreed to pay, through the date of our acquisition of a target business, CM Equity Management, L.P., an affiliate of Messrs. Jacks and Schulte, $7,500 per month for office space and certain office and secretarial services. These payments ceased upon our acquisition of ATSI. The $7,500 per month was reimbursement for office space and the office and secretarial services provided to us by CM Equity Management, L.P., and not as compensation to Messrs. Jacks and Schulte. For the years ended December 31, 2007, December 31, 2006, and for the period April 12, 2005 (date of inception) through December 31, 2005, we reimbursed CM Equity $0, $90,000, and $18,145, respectively.

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

  Revenue Recognition

        The Company recognizes revenue when pervasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. The Company's revenue is derived from primarily three different types of contractual arrangements: time-and-materials contracts, fixed-price contracts and cost-plus-fee contracts. Revenue on time-and-material contracts is recognized based on the actual hours performed at the contracted billable rates for services provided, plus materials' cost for products delivered to the customer, and costs incurred on behalf of the customer. Revenue on fixed-price contracts is recognized ratably over the period of performance or as a percentage-of-completion depending on the nature of services to be provided under the contract. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees is earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company's prior award experience and communications with the customer regarding performance.

        The Company's fixed-price contracts are either service based or require some level of customization. Revenue is recognized ratably over the service period on fixed-price-service contracts. For fixed-price contracts that involve the design, customization of software products or development of systems that are within the scope of Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

        Contract costs include labor, material, subcontracting costs, and allocated allowable indirect costs. Revenue recognition requires judgment in estimating the revenue and associated costs, assessing risk in performance, and evaluating technical issues. The Company may estimate award fees and incentive fees or penalties in recognizing revenue based on anticipated awards or when there is sufficient information to determine.

        On federal government contracts, the Company allocates costs to contracts consistent with the federal procurement regulations. The direct and indirect costs associated with these contracts are subject to government audit by DCAA. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet performed. The incurred cost audits have been completed through October 31, 2004. The Company's management performs periodic reviews with the program managers to assess contract performance. If an adjustment is necessary to a previous estimate, the change is normally recorded in the current period earnings.

        Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort, and an ongoing assessment of the Company's progress toward completing the contract. From time to time, as part of its standard management process, facts develop that require the Company to revise our estimated total costs on revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the revision becomes known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

        Under certain circumstances, the Company may elect to work at risk prior to receiving an executed contract document. The Company has a formal procedure for authorizing any such at risk work to be incurred. Revenue, however, is deferred until a contract modification or vehicle is provided by the customer.

  Goodwill and Other Purchased Intangible Assets

        Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

        The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. None of these events have occurred for the periods presented. We determine impairment by comparing the net book value of the asset to its future undiscounted net cash flows. If an impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability.

  Long-Lived Assets (Excluding Goodwill)

        In accordance with the provisions of SFAS No. 144 in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, the Company reviews the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. The Company believes that the carrying values of its long-lived assets as of December 31, 2007 are fully realizable.

  Accounting for Warrants and Derivative Instruments

        Emerging Issues Task Force 00-19, or EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," provides criteria for determining whether freestanding contracts that are to be settled in a company's own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract classified as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in a company's results of operations. A contract designated as an equity instrument is included within equity, and no fair value adjustments are required from period to period.

        Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, as in the case of our warrants as of the date of issuance, fair values are determined using methods requiring judgment and estimates. Utilizing such methods, the fair value of the warrant liability at October 20, 2005 (the date of issuance) was determined to be $0.34 per warrant. At the date of issuance, we allocated the unit price between the share of common stock and the warrants issued based upon relative fair value determined, among other things, by reference to the underlying cash held in the trust fund. The warrants included in the units sold in our initial public offering began to be publicly traded on the Over-the-Counter Bulletin Board on December 5, 2005, and consequently the fair value of the warrants is reflected as the market price of a warrant at each reporting period. The warrants were accounted for as a liability under EITF 00-19. As such, to the extent that the market price of our warrants increased or decreased, a gain or loss was recorded to reflect such change in fair value.

        On March 14, 2007, we entered into a warrant clarification agreement to expressly state that, in the event a warrant would expire unexercised, without value and unredeemed on the expiration date, under no circumstances would we be required to net cash settle the warrants. This agreement modified the classification of the warrants from a liability to equity. We recognized a loss of $6.93 million, representing the change in fair value of the warrant liability from December 31, 2006 through March 14, 2007. The fair value of the warrants at March 14, 2007 of $20.79 was reclassified to additional paid in capital.

  Income Taxes

        Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

        We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income, as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

        Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Since inception and through January 1, 2007, the adoption date of this standard, the Company was in essence a "blank check" company with no substantive operations. Management has concluded that the adoption of FIN 48 had no material effect on its financial position or results of operations. As of December 31, 2007 the Company does not have any material gross unrecognized tax benefit liabilities. However, management is still in the process of evaluating the various tax positions associated with the acquisitions of ATSI, Reliable Integration Services, Inc. ("RISI"), Potomac Management Group, Inc. ("PMG"), and Number Six Software, Inc. ("NSS") and is of the opinion that any deferred tax liabilities that would ultimately result from uncertain tax positions related to these entities would be covered by indemnification provisions provided in the acquisition agreements or would result in an adjustment to goodwill.

Results of Operations

        The following table sets forth the results of operations as a percent of revenue for the years ended December 31, 2007 and December 31, 2006 and the period ended December 31, 2005.

							Year to Year Change
	2007	2006	2005	2007	2006	2005	2006 to 2007		2005 to 2006
Successor	Dollars			Percentages			Dollars	Percent	Dollars	Percent
Statement of income:
Revenue	$106,887,039	$—	$—	100.0%	—	—	$106,887,039	—	$—	—
Operating costs and expenses
Direct costs	75,010,192	—	—	70.2%	—	—	75,010,192	—	—	—
Selling, general and administrative expenses	25,925,693	1,167,701	133,161	24.3%	—	—	24,757,992	—	1,034,540	776.9%
Depreciation and amortization	4,877,244	—	—	4.6%	—	—	4,877,244	—	—	—

Total operating costs and expenses	105,813,129	1,167,701	133,161	99.0%	—	—	104,645,428	—	1,034,540	776.9%

Operating income	1,073,910	(1,167,701)	(133,161)	1.0%	—	—	2,241,611	-192.0%	(1,034,540)	776.9%
Other income (expense)
Interest expense, net	(492,722)	5,551,779	819,167	-0.5%	—	—	(6,044,501)	-108.9%	4,732,612	577.7%
Gain (loss) on warrant liabilities	(6,930,000)	5,880,000	(5,460,000)	-6.5%	—	—	(12,810,000)	-217.9%	11,340,000	-207.7%
Other income	248,612	—	—	0.2%	—	—	248,612	—	—	—

Income (loss) before income taxes	(6,100,200)	10,264,078	(4,773,994)	-5.71%	—	—	(16,364,278)	-161.85%	15,038,072	-315.0%
Income tax (benefit) expense	453,529	1,984,678	314,085	0.4%	—	—	(1,536,149)	-77.1%	1,670,593	531.9

Net income (loss)	$(6,553,729)	$8,279,400	$(5,088,079)	-6.1%	—	—	$(14,832,679)	-182.2%	$13,367,479	-262.7%

		Year Ended October 31,					Year to Year Change
	For the Period November 1, 2006 through January 15, 2007	2006	2005	2007	2006	2005	2006 to 2007		2005 to 2006
Predecessor		Dollars		Percentages			Dollars	Percent	Dollars	Percent
Statement of Income:
Revenue	$21,318,054	$112,254,086	$105,355,040	100.0%	100.0%	100.0%	$(90,936,032)	-81.0%	$6,899,046	6.6%
Operating Costs and Expenses
Direct costs	13,565,817	72,471,117	64,235,955	63.8%	64.5%	61.0%	(58,905,300)	-81.3%	8,235,162	12.8%
Selling, general and administrative expenses	15,350,369	37,012,188	37,189,038	72.0%	33.0%	35.3%	(21,661,819)	-58.5%	(176,850)	-0.5%
Depreciation and amortization	64,097	666,442	1,201,250	0.3%	0.6%	1.1%	(602,345)	-90.4%	(534,808)	-44.5%

Total operating costs and expenses	28,980,283	110,149,747	102,626,243	135.9%	98.1%	97.4%	(81,169,464)	-73.7%	7,523,504	7.3%

Operating Income	(7,662,229)	2,104,339	2,728,797	-35.9%	1.9%	2.6%	(9,766,568)	-464.1%	(624,458)	-22.9%
Other Income (Expense)
Interest expense, net	(108,200)	(383,075)	(243,611)	-0.5%	-0.3%	-0.2%	274,875	-71.8%	(139,464)	57.3%
Gain (Loss) on warrant liabilities	—	—	—	—	—	—	—	—	—	—
Other income	54,266	61,693	100,773	0.2%	0.1%	0.1%	—	—	—	—

Income (Loss) Before Income Taxes	(7,716,163)	1,782,957	2,585,959	-36.0%	1.6%	2.5%	(9,491,693)	-532.4%	(763,922)	-29.5%
Income Tax (Benefit) Expense
Current	57,652	2,877,999	775,508	0.3%	1.1%	0.7%	(1,225,110)	-95.5%	507,254	65.4%
Deferred	(2,741,869)	(1,595,237)	—	-12.9%	—	—	(2,741,869)	—	—	—

Income (Loss) from Continuing Operations	$(5,031,946)	$500,195	$1,810,451	-23.6%	0.4%	1.1%	$(5,524,714)	(1104.5)%	$(1,271,176)	-70.2%

Loss from Discontinued Operations	—	1,325,074	2,851,682	0.0%	1.1%	2.7%	(1,325,074)	-100.0%	(1,526,608)	-53.5%

Net Income (Loss)	$(5,031,946)	$(824,879)	$(1,041,231)	-23.6%	-0.7%	-1.0%	$(4,199,640)	509.1%	$255,432	-24.5%

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006.

        Revenue and operating costs and expenses.    The Company had no operating revenues or cost of services in the year ended December 31, 2006, compared to $106.9 million of revenues and $105.8 million in cost of services in the year ended December 31, 2007.

        Selling, general and administrative expenses.    Selling, general and administrative expenses of $1.2 million for the year ended December 31, 2006 were related to the pursuit of potential acquisition candidates. For the year ended December 31, 2007, the $25.9 million of selling, general and administrative expenses were related to operations.

        Depreciation.    There was no depreciation expense in the year ended December 31, 2006. For the year ended December 31, 2007, the $0.7 million of depreciation expense was related to operations.

        Amortization of intangible assets.    There was no amortization of intangible assets in the year ended December 31, 2006. For the year ended December 31, 2007, the $4.2 million of amortization expense reflects the amortization of intangible assets resulting from the acquisitions of ATSI, RISI, PMG and NSS.

        Interest income (expense).    Interest expense was $0.5 million in the year ended December 31, 2007, and interest income was $5.6 million for the year ended December 31, 2006. The interest income for the period ended December 31, 2006 was primarily related to earnings on funds that were held in trust until the Company consummated the acquisition of ATSI, which occurred on January 15, 2007. The interest expense for the period ended December 31, 2007 was primarily related to expense on the line of credit.

        Gain (Loss) on warrant liabilities.    There was a loss on warrant liabilities in the amount of $6.9 million for the year ended December 31, 2007 and a gain of $5.88 million for the year ended December 31, 2006. Because the warrant agreement, until March 14, 2007, was silent as to whether we were required to net cash settle the warrants if we were unable to deliver common stock to the warrants holders, we were required to mark the warrants to market as liabilities and therefore recognize gains or losses on the increase or decrease in the fair value of the warrants. Effective March 14, 2007, the warrant agreement was clarified to state that we are not required to net cash settle the instruments if we are unable to deliver shares of common stock to the warrant holders. As a result, we are no longer required to mark the liability to fair value and the liability was reclassified in the first quarter of 2007 to additional paid in capital.

        Income (loss) before income taxes.    The loss before income taxes for the year ended December 31, 2007 was $6.1 million, primarily due to change in the fair value of the warrant liability. For the year ended December 31, 2006, income before taxes was $10.3 million, primarily because of the interest income and the gain on warrant liabilities.

        Provision for income taxes.    The provision for income tax was $0.5 million for the year ended December 31, 2007 from $2.0 million for the year ended December 31, 2006.

Results of Operations for the Successor Company for the Twelve Months ended December 31, 2007 Compared with the Twelve Months Ended October 31, 2006 for the Predecessor Company.

        Revenue.    Revenue decreased by 5% to $106.9 million for the twelve-month period ended December 31, 2007, from $112.3 million for the twelve months ended October 31, 2006. The decrease in revenue between these two periods is primarily related to a winding down of a contract and the period ended December 31, 2007 reflects eleven and one-half months of revenue for ATSI offset by increases in revenue related to the acquisitions of RISI and PMG, compared to a full twelve months of revenue for 2006.

        Operating cost and expenses.    Cost of services increased by 4% to $75.0 million for the twelve-month period ended December 31, 2007, from $72.5 million for the twelve months ended October 31, 2006. This was primarily due to the increased compensation costs during this period and the increased utilization of subcontractor labor versus ATSI labor.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased 30% to $25.9 million in the twelve-month period ended December 31, 2007 from $37.0 million for the twelve months ended October 31, 2006. The primary reasons were factors related to the acquisition of ATSI by ATSC. ATSI was required to pay $4.7 million in retention bonuses (including associated payroll taxes), $1.7 million in payments under an employee stock option plan and phantom stock plan (including dividends), and $0.3 million in legal and accounting fees associated with the transaction.

        Depreciation and amortization.    Depreciation and amortization expense remained constant at $0.7 million for the twelve-month period ended December 31, 2007, and the twelve months ended October 31, 2006.

        Amortization of intangible assets.    Amortization of intangible assets increased to $4.2 million in the twelve-month period ending December 31, 2007 from $34,000 in the twelve-month period ended October 31, 2006 because of the amortization of the intangible assets associated with the acquisitions of ATSI, RISI, PMG and NSS.

        Operating income (loss).    Operating income decreased 49% to $1.1 million for the twelve-month period ended December 31, 2007 from $2.1 million for the twelve months ended October 31, 2006, due to lower revenue and increased amortization costs.

        Interest income (expense).    Interest expense equaled $492,000 in the twelve months ended December 31, 2007 compared to an expense of $383,000 for the twelve months ended October 30, 2006, because of higher borrowings during the 2007 period.

        Loss on derivative liabilities attributable to warrants.    For the twelve months ended December 31, 2007, we incurred a charge of $6.9 million on the change in fair value of the warrant liability.

        Provision for income taxes.    The provision for income taxes decreased by 65% to $0.4 million for the twelve months ended December 31, 2007 from $1.3 million for the twelve months ended October 30, 2006 because of the decrease in income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Financial Condition.    Total assets increased $141.4 million to $171.0 million as of December 31, 2007 compared to $29.6 million as of October 31, 2006, primarily due to goodwill associated with the purchases of ATSI, PMG and NSS.

        Our total liabilities increased to $75.6 million as of December 31, 2007 from $24.2 million as of October 31, 2006. The increase was due to our acquisitions. As the warrant agreement was clarified effective March 14, 2007 to provide that we are not required to net cash settle the instruments if we are unable to deliver shares of common stock to the warrant holders, we are no longer required to mark the warrants to market and the warrant liability was reclassified during the first quarter to additional paid-in capital.

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

        Net cash used by operating activities was $3.7 million for the twelve months ended December 31, 2007, while net cash used by operating activities for October 31, 2006 was $2.5 million. Cash used by operating activities is primarily driven by net loss, adjusted for working capital changes, which were principally changes in accounts receivable, current assets and accrued expenses.

        Net cash used by investing activities was $2.6 million for the twelve months ended December 31, 2007. During the twelve months ended December 31, 2007, we obtained $121.0 million from the sale of U.S. government securities while investing $82.9 million in the acquisition of ATSI, $1.0 million in the acquisition of RISI, $13.7 million in the acquisition of PMG and $25.6 million in the acquisition of NSS which comprised the majority of this investing activity.

        Net cash provided by financing activities was $8.0 million for the twelve months ended December 31, 2007. This was principally used to repurchase shares of the Company's stock.

        We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Comparison of Operating Results for the Year Ended December 31, 2006 and for the Period from April 12, 2005 (inception) through December 31, 2005.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Financial Condition.    Total assets increased $48 million to $171.0 million as of December 31, 2007 compared to $123.2 million as of December 31, 2006, primarily as a result of acquisitions made during the year. The $121.0 million in short-term investments as of December 31, 2006 were used to acquire ATSI and RISI in the first quarter of 2007 and PMG in the third quarter. Additionally, borrowings totaling $48.4 million at December 31, 2007 were principally incurred in the fourth quarter, the proceeds from which were mainly used to acquire NSS.

        Our total liabilities increased to $75.6 million as of December 31, 2007 from $15.2 million as of December 31, 2006. The increase was due to our acquisitions and offset by the decrease in the warrant liability. As the warrant agreement was clarified effective March 14, 2007 to provide that we are not required to net cash settle the instruments if we are unable to deliver shares of common stock to the warrant holders, we are no longer required to mark the warrants to market and the warrant liability was reclassified during the first quarter to additional paid-in capital.

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

        Net cash used by operating activities was $3.7 million for the year ended December 31, 2007, while net cash provided by operating activities for the same period in 2006 was $2.7 million. Cash used by operating activities in 2007 was a combination of our net loss of $6.6 million, a positive net impact of non-cash adjustments of $11.3 million, and a use of cash due to changes in operating assets and liabilities, net of the effects of acquisitions of $8.4 million. The net growth in operating assets and liabilities, net of the effects of acquisitions, was principally due to an increase in accrued salaries and related taxes of $5.2 million.

        Net cash used in investing activities was $2.6 million for the year ended December 31, 2007 compared to $4.3 million for 2006. During the year ended December 31, 2007, we obtained $121.0 million from the sale of U.S. government securities while investing $123.2 million of cash in the acquisition of four businesses including: ATSI—$82.9 million; RISI—$1.0 million, PMG—$13.7 million; and NSS $25.9 million. We also purchased $0.4 million of property and equipment.

        Net cash provided by financing activities was $8.0 million for the year ended December 31, 2007. Net borrowings on lines of credit provided $41.1 million of cash, while we repurchased $30.3 million of treasury stock and $2.1 million of stock purchase warrants. We also made payments of $0.7 million on notes payable and capital leases.

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

        Although we believe that funds generated by operations and available under our credit facility will be sufficient to fund our operations, additional capital, in the form of additional senior credit, other debt, or equity, would be needed to finance a significant additional acquisition.

        We continue to study alternatives to dealing with the adverse effects of our significant number of outstanding warrants, which expire in October 2009. It is possible that additional financing would be needed to fund certain alternative means of dealing with our warrant overhang.

        There can be no assurance that, if needed, we would be able to obtain the additional financing that would be needed to either compete a significant acquisition or deal with our warrant overhang.

        We entered into a credit agreement with Bank of America on June 4, 2007. This agreement provides a $25.0 million credit facility with the option for us to increase the amount available under the credit facility up to $50.0 million. On November 9, 2007 the agreement was amended to increase the availability on the facility to $50.0 million in conjunction with the acquisition of NSS. The credit agreement bears interest at the LIBOR rate plus between 150 to 250 basis points per annum, depending on our ratio of funded debt to EBITDA. Pursuant to the agreement, we are required to meet certain financial covenants as further described. The covenants are an asset coverage ratio of not less than 1.20 to 1.0, a consolidated leverage ratio not to exceed 3.50 to 1.0 and a consolidated fixed charge coverage ratio of at least 1.20 to 1.0. The covenants are tested based on our financial position at the end of each calendar quarter. As of December 31, 2007, we were in full compliance with such covenants. As of December 31, 2007, we had a $41.1 million outstanding balance on the credit facility.

SEASONALITY

        Our quarterly operating margins are affected by, among other things, seasonality in our business model. We may experience a sequential decline in operating margins between our quarter ending June 30 and our quarter ending September 30. In the quarter ending September 30, we generally experience lower staff utilization rates. These lower utilization rates are attributable both to summer vacations and to increased proposal activity in connection with the end of the federal fiscal year.

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2007, we did not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

        The following table summarizes our contractual obligations as of December 31, 2007 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$2,797	$44,433	$—	$—	$47,230
Capital Leases	260	95	—	—	355
Operating Leases	2,350	1,076	7	—	3,433

Total	$5,407	$45,604	$7	—	$51,018

EFFECTS OF INFLATION

        We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time and materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Our cost reimbursable contracts automatically adjust for changes in cost. Under our fixed-price contracts, we include a predetermined escalation factor, but generally, we have not been adversely affected by inflation.

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157") "Fair Value Measurements." SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on our financial position, results of operations, or cash flows.

        In February 2007, the FASB issued Statement No. 159 ("SFAS No.159"), "The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. We adopted SFAS No. 159 for the fiscal year beginning January 1, 2008 and are currently assessing the impact of our adoption of SFAS No. 159 on the consolidated financial statements.

        In December 2007, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 110 ("SAB 110"), "Share-Based Payment." SAB 110 expresses the views of the staff regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123R, "Share-Based Payment." In SAB 107, the staff indicated that it believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the staff stated that it understood that such detailed information may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under

SAB 110, we will continue to use the simplified method in estimating the expected term of our stock options until such time as more relevant detailed information becomes available.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The Company is currently assessing the impact of adopting SFAS No. 160 on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our credit facility. As of December 31, 2007, we had an approximate outstanding balance of $45,605,000 under our line of credit, which was used to partly finance the acquisition of NSS. We currently invest our excess funds in an overnight bank sweep account.

Item 8.    Financial Statements and Supplementary Data

        Reference is made to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        We performed an assessment, as of December 31, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of "Certification" of our principal executive officer (our Chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

        Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

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

Limitations on the Effectiveness of Controls

        Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changed in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Assessment of Effectiveness of Disclosure Controls Over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We determined that our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

        During the fourth quarter of 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers And Corporate Governance

        The information required by this item will be included in our Proxy Statement for the 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement") and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required in this item will be included in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

        As of December 31, 2007, the Company had an Incentive Compensation Plan which reserved 1.5 million shares of the Company's common stock for issuance to employees and directors. The plan was approved by shareholders on January 12, 2007.

        The information required in this item will be included in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships And Related Transactions, and Director Independence

        The information required in this item will be included in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees And Services

        The information required in this item will be included in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this Report

1.
Financial Statements

A.
Reports of Independent Registered Public Accounting Firm Regarding ATS Corporation

B.
Report of Independent Certified Public Accountants Regarding ATSI

C.
Consolidated Statements of Operations for the fiscal years ended December 31, 2007, 2006 and 2005 (successor) and the three months ended January 15, 2007 and fiscal years ended October 31, 2006 and 2005 (predecessor)

D.
Consolidated Balance Sheets as of December 31, 2007 and 2006 (successor) and January 15, 2007 and October 31, 2006 (predecessor)

E.
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2007, 2006 and 2005 (successor) and the three months ended January 15, 2007 and fiscal years ended October 31, 2006 and 2005 (predecessor)

F.
Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 2007, 2006 and 2005 (successor)

G.
Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2007, 2006 and 2005 (successor) and the three months ended January 15, 2007,and fiscal years ended October 31, 2006 and 2005 (predecessor)

H.
Notes to Consolidated Financial Statements

2.
Supplementary Financial Data

    Schedule II—Valuation and Qualifying Accounts for the fiscal years ended December 31, 2007, 2006 and 2005 (successor) and the three months ended January 15, 2007and fiscal years ended October 31, 2006 and 2005 (predecessor)

(b)
Exhibits

        The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Description
2.1
Stock Purchase Agreement dated April 19, 2006 among Federal Services Acquisition Corporation, Advanced Technology Systems, Inc. and the shareholders of Advanced Technology Systems, Inc. ("ATSI") (included as Annex A to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
2.2	First Amendment to ATSI Stock Purchase Agreement (included as Annex A-1 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
2.3	Second Amendment to ATSI Stock Purchase Agreement (included as Annex A-2 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
2.4	Third Amendment to ATSI Stock Purchase Agreement (included as Annex A-3 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)

2.5
Stock Purchase Agreement dated as of August 24, 2007 by and among ATS Corporation, Potomac Management Group, Inc. and the Shareholders of Potomac Management Group, Inc. (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed on September 7, 2007)
2.6
Agreement and Plan of Merger and Reorganization, dated as of October 12, 2007, by and among ATS Corporation, ATS NSS Acquisition, Inc., Number Six Software, Inc., and the Principal Stockholders of Number Six Software, Inc. (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed on October 16, 2007)
3.1	Second Amended and Restated Certificate of Incorporation dated January 16, 2007 (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed January 19, 2007)
3.2	Amended By-laws (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed December 19, 2007)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 in our Annual Report on Form 10-K filed March 31, 2006)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 in our Annual Report on Form 10-K filed March 31, 2006)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 in our Annual Report on Form 10-K filed March 31, 2006)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 in our Annual Report on Form 10-K filed March 31, 2006)
4.5	Warrant Clarification Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to a Warrant Report on Form 8-K filed March 14, 2007)
10.1	Credit Agreement with Bank of America dated June 4, 2007 (incorporated by reference to Exhibit 10.1 on a Form 8-K filed June 8, 2007)
10.2	Amendment No. 1 to Credit Agreement with Bank of America dated June 29, 2007 (incorporated by reference to Exhibit 10.1 for the Quarterly Report on Form 10-Q filed November 8, 2007)
10.3	Amendment No. 2 to Credit Agreement with Bank of America dated November 9, 2007 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed November 13, 2007)
10.4
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
10.8	Form of Registration Rights Agreement among Federal Services Acquisition Corporation and each of the Initial Stockholders (incorporated by reference to Exhibit 10.14 to Form S-1/A filed July 29, 2005)
10.9
Registration Rights Agreement among Federal Services Acquisition Corporation and certain shareholders of Advanced Technology Systems, Inc. (included as Annex C to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
10.10	Registration Rights Agreement among ATS Corporation and the Principal Stockholders of Number Six Software, Inc. dated November 9, 2007
10.11	ATS Corporation 2006 Omnibus Incentive Compensation Plan, as amended (incorporated by reference, to Exhibit 99.1 to Form S-8 filed September 14, 2007)
10.12	ATS Corporation 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Form S-8 filed September 14, 2007)
10.13
Contract dated July 24, 2006, as modified September 29, 2006, under which Advanced Technology Systems, Inc. provides IT contractor support to mission areas under cognizance of the Office of the Secretary of Defense (incorporated by reference to Exhibit 10.11 on a Current Report on Form 8-K filed January 19, 2007)
10.14
Contract, as modified October 2006, between Advanced Technology Systems, Inc. Public Safety Solutions Division and the Metropolitan Nashville Police Department (MNPD) with respect to Advanced Records Management System (ARMS) project (incorporated by reference to Exhibit 10.12 on a Current Report on Form 8-K filed January 19, 2007)
10.15
Lease dated June 22, 1998 under which Advanced Technology Systems, Inc. leases the Registrant's principal executive offices, at 7915 Jones Branch Drive, McLean, VA 22102, from West*Group Properties, LLC for a term expiring on January 31, 2009 (incorporated by reference to Exhibit 10.13 on a Current Report on Form 8-K filed January 19, 2007)
10.16	Employment Agreement with Dr. Edward H. Bersoff dated March 19, 2007 (incorporated by reference to Exhibit 10.1 on a Current Report on From 8-K filed March 21, 2007)
10.17
Amended and Restated Employment Agreement by and between ATS Corporation and Dr. Edward H. Bersoff, dated October 25, 2007 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed on October 29, 2007)
10.18	Restricted Share Award Agreement with Dr. Edward H. Bersoff dated March 19, 2007 (incorporated by reference to Exhibit 10.2 on a Current Report on Form 8-K filed March 21, 2007)
10.19	Restricted Share Award Agreement with Pamela A. Little dated May 4, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2007)
10.20	Restricted Share Award Agreement with George Troendle dated June 18, 2007 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2007)
10.21	Restricted Share Award Agreement with Ginger Lew dated June 18, 2007 (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2007)
10.22	Restricted Share Award Agreement with Joseph A. Saponaro dated March 29, 2007 (incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2007)
10.23	Restricted Share Award Agreement with Edward J. Smith dated March 29, 2007 (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 9, 2007)

10.24	Restricted Share Award Agreement with Pamela A. Little dated December 17, 2007
10.25	Restricted Share Award Agreement with Dr. Edward H. Bersoff dated December 17, 2007
10.26	Employment Agreement with Pamela A. Little dated February 3, 2008 (incorporated by reference to Exhibit 10.1 on a Current Report on Form 8-K filed February 6, 2008)
10.27
Deed of Lease between West*Group Properties, LLC and ATS Corporation, dated February 11, 2008, for the property located at 7925 Jones Branch Drive, McLean, Virginia 22102 (incorporated by reference to Exhibit 10.1 on a Current Report on Form 8-K filed February 14, 2008)
23.1	Consent of Eisner LLP regarding ATS Corporation financial statements for the years ended December 31, 2006 and 2005
23.2	Consent of Grant Thornton LLP regarding ATSI financial statements for the two years ended October 31, 2006
23.3	Consent of Grant Thornton LLP regarding ATS Corporation financial statements for the year ended December 31, 2007
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
ATS Corporation

        We have audited the accompanying consolidated balance sheet of ATS Corporation (a Delaware corporation) as of December 31, 2007, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the year ended December 31, 2007. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). We also have audited ATS Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ATS Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on ATS Corporation's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATS Corporation as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        In our opinion, ATS Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        As discussed in Note 16 to the consolidated financial statements, in 2007, ATS Corporation adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

McLean, Virginia
March 17, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
ATS Corporation

        We have audited the accompanying balance sheet of ATS Corporation (formerly Federal Services Acquisition Corporation) (a development stage company) as of December 31, 2006, and the related statements of operations and the changes in shareholders' equity and cash flows for the year ended December 31, 2006, and for the period from April 12, 2005 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATS Corporation as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 and for the period from April 12, 2005 (date of inception) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP
New York, New York
March 20, 2007

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Advanced Technology Systems, Inc., and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Advanced Technology Systems, Inc., and Subsidiaries (the Company) as of January 15, 2007 and October 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period November 1, 2006 through January 15, 2007 and each of the two years in the period ended October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards generally accepted in the United States of America, as established by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Technology Systems, Inc., and Subsidiaries as of January 15, 2007 and October 31, 2006, and the consolidated results of its operations and its cash flows for the period November 1, 2006 through January 15, 2007 and each of the two years in the period ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

McLean, Virginia
March 13, 2008

ATS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	ATS Corporation (Successor)			ATSI (Predecessor)
			For the Period from April 12, 2005 (date of inception) through December 31, 2005
				For the Period from November 1, 2006 through January 15, 2007
	Year Ended December 31,				Year Ended October 31,
	2007	2006			2006	2005
Revenue	$106,887,039	$—	$—	$21,318,054	$112,254,086	$105,355,040
Operating costs and expenses
Direct costs	75,010,192	—	—	13,565,817	72,471,117	64,235,955
Selling, general and administrative expenses	25,925,693	1,167,701	133,161	15,350,369	37,012,188	37,189,038
Depreciation and amortization	4,877,244	—	—	64,097	666,442	1,201,250
Total operating costs and expenses	105,813,129	1,167,701	133,161	28,980,283	110,149,747	102,626,243

Operating income (loss)	1,073,910	(1,167,701)	(133,161)	(7,662,229)	2,104,339	2,728,797
Other (expense) income
Interest income (expense), net	(492,722)	5,551,779	819,167	(108,200)	(383,075)	(243,611)
Gain (loss) on warrant liabilities	(6,930,000)	5,880,000	(5,460,000)	—	—	—
Other income	248,612	—	—	54,266	61,693	100,773

(Loss) income before income taxes	$(6,100,200)	$10,264,078	$(4,773,994)	$(7,716,163)	$1,782,957	$2,585,959
Income tax (benefit) expense	453,529	1,984,678	314,085	(2,684,217)	1,282,762	755,508

Income (loss) from continuing operations	$(6,553,729)	$8,279,400	$(5,088,079)	$(5,031,946)	$500,195	$1,810,451

Loss from discontinued operations	—	—	—	—	1,325,074	2,851,682

Net (loss) income	$(6,553,729)	$8,279,400	$(5,088,079)	$(5,031,946)	$(824,879)	$(1,041,231)

Gain on derivative liabilities attributed to warrants	—	(5,880,000)	—	—	—	—
Net income (loss)	$(6,553,729)	$2,399,400	$(5,088,079)	$(5,031,946)	$(824,879)	$(1,041,231)
Weighted average number of shares outstanding
—basic	18,848,722	26,250,000	10,599,810	19,022,500	19,022,950	19,016,950
—dilutive	18,848,722	30,137,477	10,599,810	19,022,500	19,368,322	19,382,115
Basic net income (loss) per share
—Continuing operations	$(0.35)	$0.32	$(0.48)	$(0.26)	$0.03	$0.10
—Discontinued operations	—	—	—	—	(0.07)	(0.15)
—Net income (loss)	(0.35)	0.32	(0.48)	(0.26)	(0.04)	(0.05)
Diluted net income (loss) per share
—Continuing operations	$(0.35)	$0.8	$(0.48)	$(0.26)	$0.03	$0.09
—Discontinued operations	—	—	—	—	(0.07)	(0.15)
—Net income (loss)	(0.35)	0.8	(0.48)	(0.26)	(0.04)	(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED BALANCE SHEETS

	ATS Corporation Successor		ATSI Predecessor
	Year Ended December 31,
			January 15, 2007	October 31, 2006
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,901,977	$213,395	$28,040	$718,571
Accounts receivable, net	31,191,784	—	21,446,685	20,495,315
Prepaid expenses and other current assets	923,803	136,006	466,986	632,948
Income tax receivable	3,493,319	—	1,413,224	1,483,728
Other current assets	16,663	—	106,167	—
Assets held for sale	—	—	—	231,861
Deferred income taxes, current	1,335,965	—	353,050	—

Total current assets	38,863,511	349,401	23,814,152	23,562,423
Property and equipment, net	1,501,409	—	1,466,107	1,352,736
Goodwill	107,600,686	—	3,171,886	3,171,886
Intangible assets, net	21,446,868	—	—	—
Deferred acquisition costs	—	1,361,215	—	—
Short-term investments held in trust account (including interest receivable of $89,737) (fair value of $121,024,475)	—	121,024,475	—	—
Restricted cash	1,278,489	—	1,217,782	1,204,710
Cash and cash equivalents held in trust fund	—	1,332	—	—
Other assets	259,353	—	40,959	328,678
Deferred income tax benefit	—	502,744	257,843	—

Total assets	$170,950,316	$123,239,167	$29,968,729	$29,620,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	2,820,191	—	9,964,955	6,930,000
Capital leases—current portion	96,558	—	80,814	78,999
Accounts payable and accrued expenses	8,634,665	942,146	6,055,591	7,884,056
Accrued salaries and related taxes	4,425,966	—	8,706,116	3,620,113
Accrued vacation	2,479,540	—	2,284,566	2,302,812
Income taxes payable	1,926,225	310,606	—	—
Warrant liabilities	—	13,860,000	—	—
Deferred revenue	2,164,574	—	1,356,875	35,422
Deferred income taxes, current	—	40,489	—	803,258
Deferred rent—current portion	80,984	—	386,993	387,369

Total current liabilities	22,628,703	15,153,241	28,835,910	22,042,029
Long-term debt—net of current portion	45,604,958	—	—	—
Capital leases—net of current portion	87,078	—	161,304	181,174
Deferred rent—net of current portion	94,069	—	511,435	577,289
Other long-term liabilities	724,654	—	48,586	48,586
Deferred income taxes	6,475,540	—	—	1,327,915

Total liabilities	75,615,002	15,153,241	$29,557,235	24,176,993
Common stock, subject to possible redemption 4,197,900 shares	—	23,424,282	—	—
Interest income attributable to common stock subject to possible redemption (net of taxes of $0 and $561,204, respectively)	—	702,752	—	—

Total common stock subject to redemption	—	24,127,034	—	—

Commitments and contingencies
Shareholders' equity:
Preferred Stock $.0001 par value, 1,000,000 shares authorized, and no shares issued and outstanding
Common stock $0.0001 par value, 100,000,000 shares authorized, 27,529,010 and 26,250,000 shares issued, respectively, which includes 0 and 4,197,900 shares subject to possible redemption, respectively	2,753	2,625	—	—
Common stock; Class A voting, no par; 75,000,000 shares authorized; 9,219,700 issued and outstanding	—	—	34,768	34,768
Common stock; Class B voting, no par; 75,000,000 shares authorized; 10,000,000 issued and outstanding	—	—	1,736	1,736
Additional paid-in capital	129,384,746	81,467,698	—	—
Treasury stock, at cost, 8,342,755 and 0 shares, respectively, for successor, and 196,300 shares for predecessor	(30,272,007)	—	(37,358)	(37,358)
Retained (deficit) earnings	(3,362,407)	2,488,569	412,348	5,444,294
Other comprehensive income (net of $260,907 tax effect)	(417,771)	—	—	—

Total shareholders' equity	95,335,314	83,958,892	411,494	5,443,440

Total liabilities and shareholders' equity	$170,950,316	$123,239,167	$29,968,729	$29,620,433

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	ATS Corporation Successor			ATSI Predecessor
			For the period from April 12, 2005 (date of inception) through December 31, 2005
				For the period from November 1, 2006 through January 15, 2007
	Years ended December 31,				Years ended October 31,
	2007	2006			2006	2005
Cash flows from operating activities
Net (loss) income	$(6,553,729)	$8,279,400	$(5,088,079)	$(5,031,946)	$(824,879)	$(1,041,231)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	679,147	—	—	161,199	666,442	1,201,250
Amortization of intangibles	4,215,418	—	—	—	—	—
Stock-based compensation	1,034,017	—	—	—	—	—
Deferred income taxes	(1,820,581)	(443,340)	(18,915)	(2,742,066)	(1,790,296)	(2,129,851)
Deferred rent	175,053	—	—	(66,230)	(353,059)	(192,075)
Loss on disposal of business	—	—	—	—	374,738	663,412
Loss on disposal of equipment	—	—	—	45,040	22,829	12,992
(Gain) loss on derivative liabilities related to warrants	6,930,000	(5,880,000)	5,460,000	—	—	—
Bad debt	37,911	—	—	—	656,680	195,389
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	26,912	—	—	(719,509)	3,781,029	363,216
Accrued interest payable and receivable	232,835	(50,293)	(39,444)	—	—	—
Prepaid expenses and other current assets	(286,613)	(63,884)	(72,122)	347,514	(131,871)	817,652
Accounts payable and other accrued expenses	(256,652)	907,857	34,289	(471,590)	5,062	1,712,978
Accrued salaries and related taxes	(5,229,988)	—	—	5,072,024	(677,129)	(41,630)
Accrued vacation	(303,185)	—	—	(39,689)	(250,604)	(757,803)
Income taxes payable and receivable	(2,195,796)	(45,394)	356,000	70,504	(2,796,276)	3,506,595
Other current liabilities	(209,224)	—	—	—	—	—
Other long-term liabilities	(137,826)	—	—	—	48,586	—
Restricted cash	(60,707)	—	—	(13,072)	(1,204,710)	—

Net cash (used in) provided by operating activities	$(3,723,008)	$2,704,346	$631,729	$(3,387,821)	$(2,473,458)	$4,310,894

Cash flows from investing activities
Purchase of property and equipment	(373,063)	—	—	(319,610)	(323,318)	(459,926)
Proceeds from sale of businesses	—	—	—	—	1,080,350	—
Acquisition of businesses—net of cash acquired	(123,249,859)	—	—	—	(599,750)	(625,000)
Sale of U.S. government securities held in trust fund	121,024,475	—	—	—	—	—
Purchase of U.S. government securities held in trust fund	—	(1,198,478,053)	(234,848,658)	—	—	—
Maturities of U.S. government securities held in trust fund	—	1,195,212,907	117,179,066	—	—	—
Deferred acquisition costs	—	(1,361,215)	—	—	—	—
Release (deposit) of cash held in trust fund	1,332	280,016	(281,348)	—	—	—

Net cash (used in) provided by investing activities	$(2,597,115)	$(4,346,345)	$(117,950,940)	$(319,610)	$157,282	$(1,084,926)

Cash flows from financing activities
Net borrowings (payments) on lines-of-credit	41,084,125	—	—	3,034,955	1,700,000	(2,640,000)
Payments on notes payable	(645,833)	—	—	—	—	(34,292)
Payments on capital leases	(76,459)	—	—	(18,055)	(27,346)	(52,686)
Payments to repurchase stock purchase warrants	(2,081,121)	—	—	—	—	—
Payments to repurchase treasury stock	(30,272,007)	—	—	—	(4,662)	—
Exercise of stock options	—	—	—	—	—	1,800
Proceeds from public offering, net of expenses	—	—	119,168,605	—	—	—
Proceeds from notes payable to stockholders	—	—	154,000	—	—	—
Repayment of notes to stockholders	—	—	(154,000)	—	—	—
Proceeds from sale of common stock to founders	—	—	6,000	—	—	—

Net cash provided by (used in) financing activities	$8,008,705	$—	$119,174,605	$3,016,900	$1,667,992	$(2,725,178)

Net increase (decrease) in cash	$1,688,582	$(1,641,999)	$1,855,394	$(690,531)	$(648,184)	$500,790
Cash and cash equivalents, beginning of period	213,395	1,855,394	—	718,571	1,366,755	865,965

Cash and cash equivalents, end of period	$1,901,977	$213,395	$1,855,394	$28,040	$718,571	$1,366,755

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$4,215,380	$2,483,385	$—	$13,850	$5,026,797	$97,820
Income tax refunds	$4,201	$—	$—	$—	$500	$1,795,142
Interest paid	$569,244	$—	$—	$89,812	$385,979	$255,469
Interest received	$233,500	$5,501,486	$779,723	$12,501	$13,847	$11,913
Non-cash activities:
Reclassification of common stock subject to possible redemption	$—	$—	$23,424,282	$—	$—	$—
Accretion of trust fund relating to common stock subject to possible redemption	$—	$604,756	$97,996	$—	$—	$—
Warrant obligation in connection with sale of units in offering	$—	$—	$14,280,000	$—	$—	$—
Issuance of stock related to acquisition of businesses	$4,750,000	$—	$—	$—	$—	$—
Notes payable issued related to acquisition of businesses	$4,749,998	$—	$—	$—	$—	$—
Unrealized comprehensive loss on interest rate swap—net of tax	$417,771	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Successor
	Common Stock			Treasury Stock		Accumulated (Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital					Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance—April 12, 2005
Initial capital from founding stockholders	5,250,000	$525	$5,475	—	$—	$—	$—	$6,000
Sale of 21,000,000 units (including 4,197,000 shares of common stock subject to possible redemption)—net of underwriters' discount and offering expenses	21,000,000	2,100	119,166,505	—	—	—	—	119,168,605
Reclassification of proceeds allocated to warrants—derivatives liabilities	—	—	(14,280,000)	—	—	—	—	(14,280,000)
Reclassification as a result of 4,197,900 shares of common stock being subject to possible redemption	—	—	(23,424,282)	—	—	—	—	(23,424,282)
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	—	—	(97,996)	—	(97,996)
Net (loss) for the period	—	—	—	—	—	(5,088,079)	—	(5,088,079)

Balance—December 31, 2005	26,250,000	$2,625	$81,467,698	—	$—	$(5,186,075)	$—	$76,284,248
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	—	—	(604,756)		(604,756)
Net income	—	—	—	—	—	8,279,400		8,279,400

Balance—December 31, 2006	26,250,000	$2,625	$81,467,698	—	$—	$2,488,569	$—	$83,958,892

Stock-based compensation, employees	—	—	948,737	—	—	—	—	948,737
Stock-based compensation, directors	—	—	85,280	—	—	—	—	85,280
Common stock issued to employees and directors	78,581	8	(8)	—	—	—	—	—
Reclassification of warrants	—	—	20,790,000	—	—	—	—	20,790,000
Repurchases of warrants	—	—	(2,081,121)	—	—	—	—	(2,081,121)
Repurchase of shares from dissenting shareholders	—	—	23,424,282	(5,531,355)	(16,769,668)	702,753	—	7,357,367
Repurchases of common stock	—	—	—	(2,811,400)	(13,502,339)	—	—	(13,502,339)
Issuance of common stock related to acquisitions	1,200,429	120	4,749,878	—	—	—	—	4,749,998
Net loss	—	—	—	—	—	(6,553,729)	—	(6,553,729)
Change in fair value of interest rate swap	—	—	—	—	—	—	—	—
Agreement, net of tax	—	—	—	—	—	—	(417,771)	(417,771)

Balance—December 31, 2007	27,529,010	$2,753	$129,384,746	8,342,755	$(30,272,007)	$(3,362,407)	$(417,771)	$95,335,314

	Predecessor
	Common Stock Class A		Common Stock Class B		Treasury Stock
						Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Amount
Balance—October 31, 2004	9,207,700	$32,968	10,000,000	$1,736	$(32,696)	$7,310,404	$7,312,412

Purchase of common stock	12,000	1,800	—	—	—	—	1,800
Net loss	—	—	—	—	—	(1,041,231)	(1,041,231)

Balance—October 31, 2005	9,219,700	$34,768	10,000,000	$1,736	$(32,696)	$6,269,173	$6,272,981

Purchase of common stock	—	—	—	—	(4,662)	—	(4,662)
Net loss	—	—	—	—	—	(824,879)	(824,879)

Balance—October 31, 2006	9,219,700	$34,768	10,000,000	$1,736	$(37,358)	$5,444,294	$5,443,440
Net loss	—	—	—	—	—	(5,031,946)	(5,031,946)

Balance—January 15, 2007	9,219,700	$34,768	10,000,000	$1,736	$(37,358)	412,348	$411,494

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

	Successor
	Fiscal Year ended December 31,
	2007	2006	2005
Net income (loss)	$(6,553,729)	$8,279,400	$(5,088,079)
Change in fair value of interest rate swap agreements	(417,771)	—	—

Comprehensive income	$(6,971,500)	$8,279,400	$(5,088,079)

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

        ATS Corporation (formerly Federal Services Acquisition Corporation) (the "Successor Company" or the "Company") was incorporated in Delaware on April 12, 2005. The Company was formed to serve as a vehicle for the acquisition of an operating business in the federal services and defense industries through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination.

        On January 15, 2007, the Company consummated a business combination and acquired all of the outstanding capital stock of Advanced Technology Systems, Inc. (the "Predecessor Company" or "ATSI") and its subsidiaries (collectively, "ATSI"), a provider of systems integration and application development to the U.S. government, for approximately $80.2 million in cash and an aggregate of 173,913 shares of common stock of the Company, valued at $1.0 million. The Company funded the cash portion of the ATSI purchase price with the proceeds of its initial public offering. In connection with the acquisition of ATSI, holders of 2,906,355 shares of common stock voted against the acquisition and perfected their right to redeem their shares of common stock at $5.77 per share. An aggregate of $16,769,668, from proceeds of our initial public offering, was paid to these dissenting shareholders.

        The Consolidated Financial Statements for the Successor Company include the accounts of ATS Corporation and its wholly owned subsidiaries, RISI, PMG and NSS, since the dates of acquisition for each company. All intercompany accounts, transactions, and profits among ATS Corporation and its subsidiaries are eliminated in consolidation. The Consolidated Financial Statements for the Predecessor Company include the accounts of Advanced Technology Systems, Inc. and all its subsidiaries, since the dates of acquisition. All intercompany accounts, transactions, and profits among Advanced Technology Systems, Inc. and its subsidiaries are eliminated in consolidation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Accounting Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. The actual results could differ from those estimates. Significant management estimates include amounts estimated for costs to complete fixed-price contracts, estimated award fees for contracts, the amortization period for long-lived intangible assets, recoverability of long-lived assets, reserves for accounts receivable, fair values of options granted, loss contingencies, and the valuation of income taxes.

Revenue Recognition

        The Company recognizes revenue when pervasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. The Company's revenue is derived from primarily three different types of contractual arrangements: time-and-materials' contracts, fixed-price contracts and cost-plus-fee contracts. Revenue on time-and-material contracts is recognized based on the actual hours performed at the contracted billable rates for services provided, plus materials cost for products delivered to the customer, and costs incurred on behalf of the customer. Revenue on fixed-price contracts is recognized ratably over the period of performance or as a percentage-of-completion depending on the facts and circumstances of the contract. Revenue on cost-plus-fee contracts is recognized to the extent of costs

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company's prior award experience and communications with the customer regarding performance.

        The Company's fixed price contracts are either service based or require some level of customization. Revenue is recognized ratably over the service period on fixed-price-service contracts. For fixed-price-completion contracts that involve the design, customization of software products or development of systems that are within the scope of Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

        Contract costs include labor, material, subcontracting costs, and allocated allowable indirect costs. Revenue recognition requires judgment in estimating the revenue and associated costs, assessing risk in performance, and evaluating technical issues. The Company may estimate award fees and incentive fees or penalties in recognizing revenue based on anticipated awards or when there is sufficient information to determine.

        On federal government contracts, the Company allocates costs to contracts consistent with the federal procurement regulations. The direct and indirect costs associated with these contracts are subject to government audit by DCAA or other cognizant audit agencies. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet performed. The incurred cost audits have been completed through October 31, 2004. The Company's management performs periodic reviews with the program managers to assess contract performance. If an adjustment is necessary to a previous estimate, the change is normally recorded in the current period earnings.

        Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort, and an ongoing assessment of the Company's progress toward completing the contract. From time to time, as part of its standard management process, facts develop that require the Company to revise its estimated total costs on revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the revisions becomes known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can reasonably be estimated.

        Under certain circumstances, the Company may elect to work at risk prior to receiving an executed contract document. The Company has a formal procedure for authorizing any such at risk work to be incurred. Revenue, however, is deferred until a contract modification or vehicle is provided by the customer.

Operating Cost and Expenses

        Direct costs consist of all directly-related contract costs, including compensation costs for personnel, material cost and any other direct costs. Also appropriate indirect overhead costs are applied to employee direct labor, subcontractor direct labor and material costs and included as direct costs. Selling, general and administrative expenses include executive, administrative and business

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

development labor costs, indirect expenses related to the performance of these functions, and allocations for fringe benefits costs. Depreciation and amortization include the costs associated with the systematic write-off of the Company's fixed assets, as well as the amortization of the intangible assets.

Stock Compensation

        In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees' expected exercise and post-vesting employment termination behavior.

Deferred Financing Costs

        Costs associated with obtaining the Company's financing arrangements are deferred and amortized over the term of the financing arrangements using the effective interest method.

Income Taxes

        Under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities, and their respective tax basis, and operating loss and tax credit carry forwards. The differences between the basis of the assets and liabilities for financial reporting and income tax purposes are recorded as deferred income taxes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. When required, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. If there is a change in tax rates the effect on deferred tax assets and liabilities is recognized in income in the period the change occurred.

        In accordance with the recognition standards established by Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, the Company makes a comprehensive review of its portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed return, or planned to be taken in a future tax return or claim that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company has not recognized the tax benefits resulting from such positions and reports the tax effect as a liability for uncertain tax positions in its consolidated statements of financial position.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial assets, including cash and cash equivalents and short term investments, accounts receivable, accounts payable and amounts included in other current

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assets and current liabilities that meet the definition of a financial instrument approximate fair value because of their short-term nature.

        The fair value of the long-term debt approximates its carrying value at December 31, 2007. The fair value of the Company's interest rate swaps as of December 31, 2007 was based on current market pricing models (See Note 11).

Derivative Instruments and Hedging Activities

        The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended. Accordingly, derivatives are recognized as either assets or liabilities in the consolidated balance sheet, and gains and losses are recognized based on changes in the fair values. Gains and losses on derivatives designated or deemed to be an effective hedge are recognized, net of tax in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. As an offset to gains or losses recognized in comprehensive income a gross long-term asset or long-term liability is recognized, as well as an appropriate long-term deferred tax liability or asset. Gains and losses on derivatives that are not designated or intended to be an effective hedge are recorded to operations. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and its resulting designation. The Company uses the change in variable cash flow method to measure the effectiveness of its hedges.

        In order to manage interest rate fluctuation exposure on the bank debt, the Company entered into an interest rate swap agreement with the Bank of America on November 9, 2007 providing the Company an ability to eliminate the variability of interest expense based on fluctuating rates on a $35 million notional amount of debt. The purpose of the derivative instrument is to hedge cash flows and not for trading purposes. The Company records cash payments and receipts related to its interest rate swap as adjustments to interest expense and as a component of operating cash flow. As of December 31, 2007, the Company was party to one interest rate swap agreement with Bank of America. (See Note 11).

Accounting for Warrants and Derivative Instruments

        On October 25, 2005, the Company consummated its initial public offering of 21,000,000 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00. The warrants expire October 19, 2009, or earlier upon redemption. The warrant agreement provides for the Company to register the shares underlying the warrants and was silent as to the penalty to be incurred in the absence of the Company's ability to deliver registered shares to the warrant holders upon warrant exercise or cash settle the warrants.

        Emerging Issues Task Force 00-19, or EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," provides criteria for determining whether freestanding contracts that are settled in a company's own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in a company's results of operations. A contract classified as an equity instrument is included within equity, and no fair value

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

adjustments are required from period to period. In accordance with EITF 00-19, the warrants to purchase common stock included in the units sold in the Company's initial public offering were separately accounted for as liabilities.

        The agreement related to the Company's warrants provides for the Company to register and maintain the registration of the shares underlying the warrants and did not specify a penalty in the absence of the Company's ability to deliver registered shares to holders upon exercise of the warrants. Further, the warrant agreement did not specify that the Company would not be obligated to net cash settle the instrument. Paragraph 14 of EITF 00-19 states that if the contract allows the company to net-share or physically settle the contract only by delivering registered shares, it is assumed that the Company will be required to net-cash settle the contract, and as a result liability classification is required. Under EITF 00-19, registration of the common stock underlying the warrants was not within the Company's control and, as a result, the Company must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair value of these securities is presented on the Company's balance sheets as "warrant liabilities," and the unrealized changes in the values of these derivatives are shown in the Company's statements of operations as "Gain (loss) on warrant liability" through the date of the clarification agreement discussed below.

        Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, as in the case of the Company's warrants as of the date of issuance, fair values are determined using methods requiring judgment and estimates. Utilizing such methods, the fair value of the warrant liability at October 20, 2005 (the date of issuance) was determined to be $0.34 per warrant. At the date of issuance, the Company allocated the unit price between the share of common stock and the warrants issued based upon relative fair value determined, among other things, by reference to the underlying cash held in the trust fund. The warrants included in the units sold in the Company's initial public offering began to be publicly traded on the Over-the-Counter Bulletin Board on December 5, 2005, and consequently the fair value of the warrants is reflected as the market price of a warrant at each reporting period.

        On March 14, 2007, the Company entered into a warrant clarification agreement to expressly state that, in the event a warrant would expire unexercised, without value and unredeemed on the expiration date, under no circumstances would the Company be required to net cash settle the warrants. This agreement modified the classification of the warrants from a liability to equity. The Company recognized a loss of $6,930,000 representing the change in fair value of the warrant liability from December 31, 2006 through March 14, 2007. The fair value of the warrants at March 14, 2007 of $20,790,000 was reclassified to additional paid in capital.

Accounts Receivable

        Accounts receivable include amounts billed and due from customers, amounts earned but unbilled (primarily related to contracts accounted for under the percentage-of-completion method of accounting), and amounts retained by customers pending contract completion.

Credit Risk

        Management believes that credit risk related to the Company's accounts receivable is limited since the majority of balances outstanding are with agencies of the U.S. government and the associated creditworthiness of the U.S. government.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

        An allowance for bad debt against billed accounts receivable is established by the Company based on experience and information available regarding collectability of receivables. Since the majority of the Company's receivables result from services provided to the U.S. government, the Company believes the credit risk to be relatively low. When the balance of an accounts receivable is determined to be uncollectible after exercising all means of collection, the receivable balances are written-off.

Property and Equipment

        Property and equipment in excess of established thresholds are capitalized and recorded at cost. Furniture and equipment are depreciated using the straight-line method over the estimated useful life of the asset based on the asset class ranging from three to seven years. Leasehold improvements are amortized over the lease term or useful life of the improvements, whichever is shorter, using the straight-line method. All repairs and maintenance costs are expensed when incurred.

Goodwill and Other Purchased Intangible Assets

        Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and indefinite lived intangible assets acquired in a purchase business combination are not amortized, but rather tested for impairment on an annual basis or triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

        The estimated fair market value of identified intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation experts to assist us in determining the fair market values and useful lives of identified intangible assets. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. None of these events have occurred for the periods presented. We determine impairment by comparing the net book value of the asset to its future undiscounted net cash flows. If an impairment occurs, we will record an impairment expense equal to the difference between the net book value of the asset and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability.

Long-Lived Assets (Excluding Goodwill)

        In accordance with the provisions of SFAS No. 144 in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization, the Company reviews the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. The Company believes that the carrying values of its long-lived assets as of December 31, 2007 are fully realizable.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

        Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, and gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income (loss), net of tax, represent the change in the fair value of interest rate swap. As of December 31, 2007, the accumulated other comprehensive loss, net of income tax effects, included losses of $417,771 related to the fair value of the interest rate swap.

NOTE 3—ACQUISITIONS

Advanced Technology Systems, Inc. ("ATSI")

        Effective the close of business of January 15, 2007, the Company acquired all of the outstanding capital stock of ATSI, a provider of systems integration services and application development to the U.S. government, for $80.2 million in cash, and 173,913 shares valued at approximately $1,000,000 as of the closing date. The Company was organized to effect a business combination with an operating business in the federal services and defense industries. ATSI is active primarily in the growing U.S. government information technology services market. ATSI designs, develops and integrates enterprise-wide information technology solutions, including custom software applications that address the U.S. government's need to improve system efficiency, track human and financial capital, and reduce system downtime. Management believes that ATSI provides a strong federal services platform from which the Company can grow, has strong core competencies that the Company can build upon, and provides opportunities to create increased stockholder value.

        As of December 31, 2006, the Company had accumulated $1,361,215 in deferred costs related to the proposed acquisition of ATSI. These charges were capitalized in the first quarter of 2007 when the acquisition was consummated.

        In connection with the acquisition of ATSI, holders of 2,906,355 shares of common stock voted against the acquisition and perfected their right to redeem their shares of common stock at $5.77 per share. An aggregate of $16,769,668 was paid to such dissenting stockholders.

        Under the purchase method of accounting, the preliminary purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of ATSI. As such, management estimates that a substantial portion of the excess purchase price will be allocated to non-amortizable intangible assets. These estimates were subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with the provisions of SFAS No. 141, Business Combinations. Management has concluded that the transaction resulted in $66.1 million of goodwill that is not expected to be deductible for income tax purposes. Additionally, management concluded that approximately $17.0 million of the purchase price was allocable to customer-related intangible assets, which include customer contracts, backlog, and non-contractual customer relationships (including trade name recognition). Such intangible assets will be amortized over periods ranging from three to six years based upon factors such as customer relationships and contract periods.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS (Continued)

        The total purchase price paid, including transaction costs of approximately $4.2 million, has been preliminarily allocated as follows:

(in thousands):
Cash	$80,248
Common stock (173,913 shares valued on the date of the purchase agreement—April 19, 2006)	1,000
Transaction costs	4,200

Total purchase price	$85,448

Purchase price allocation:
Current assets	$24,131
Property and equipment	1,383
Intangible assets	17,000
Goodwill	66,123
Other assets	2,107

Total assets acquired	110,744

Current liabilities	17,990
Long-term liabilities	741
Deferred tax liability from acquisition intangibles	6,565

Total liabilities assumed	25,296

Net assets acquired	$85,448

The estimated value and the weighted-average amortization period of each of the components of the customer-related intangible assets are as follows:

	Estimated Value (in millions)	Weighted-Average Amortization Period
Customer contracts	$10.0	6.0 years
Backlog	6.0	3.5 years
Non-contractual customer relationships (including trade name recognition)	1.0	3.0 years

Total / Average	$17.0	4.9 years

        The results of operations for ATSI have been included in the Consolidated Statements of Income from the acquisition date through December 31, 2007.

        Management is assessing the impact of FIN 48 on the purchase of ATSI and will finalize the purchase price allocation when this assessment is completed.

Reliable Integration Services, Inc. ("RISI")

        On March 1, 2007, the Company acquired Reliable Integration Services, Inc. ("RISI"), a 37-employee network systems integrator serving U.S. government defense and civilian agencies, for approximately $1.3 million as set forth below. Management believes that RISI's client base and work

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS (Continued)

product complements ATSI's client base and work product and provides opportunities for both companies to cross sell their services.

        Under the purchase method of accounting, the preliminary purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of RISI. Upon completion of the initial purchase price allocation, management concluded that a substantial portion of the excess purchase price related to non-amortizable intangible assets.

        The results of operations for RISI are included in the consolidated statements of operations from the acquisition date through December 31, 2007.

        The total purchase price paid, including transaction costs of $69,000, has been allocated as follows:

(in thousands):
Cash	$933
Common stock (46,296 shares issued)	200
Promissory note	86
Transaction costs	69

Total purchase price	$1,288

Purchase price allocation:
Current assets	$385
Property and equipment	16
Intangible assets	300
Goodwill	1,026
Other assets	39
Total assets acquired	1,766
Current liabilities	362
Deferred tax liability from acquisition intangibles	116

Total liabilities assumed	478

Net assets acquired	$1,288

        Management has determined that the transaction will result in $1.0 million of goodwill. Approximately $300,000 of the purchase price is expected to be allocated to acquired customer-related intangible assets, that include customer contracts, backlog, and non-contractual customer relationships (including trade name recognition), and will be amortized over periods ranging from three to six years based upon factors such as expected customer relationships and contract periods.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS (Continued)

        The estimated value and the weighted-average amortization period of each of the components of the customer-related intangible assets are as follows:

	Estimated Value (in thousands)	Weighted-Average Amortization Period
Customer contracts	$173	6.0 years
Backlog	102	3.5 years
Non-contractual customer relationships (including trade name recognition)	25	3.0 years

Total / Average	$300	4.9 years

        Management is assessing the impact of FIN 48 on the purchase of RISI and will finalize the purchase price allocation when this assessment is completed.

Potomac Management Group, Inc. ("PMG")

        On September 1, 2007, the Company acquired Potomac Management Group, Inc. ("PMG"), a 149-employee information technology services provider serving mostly U.S. government agencies, for approximately $16.6 million as set forth below. In addition to this amount, there is the potential for $1.5 million of payments to the former owners should PMG meet certain performance objectives. Management believes that PMG's client base and work product complements ATSI's client base and work product and provides opportunities for both companies to cross sell their services.

        Under the purchase method of accounting, the preliminary purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of PMG. As such, management estimated that a substantial portion of the excess purchase price will be allocated to non-amortizable intangible assets.

        The results of operations for PMG are included in the consolidated statements of operations from the acquisition date through December 31, 2007.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS (Continued)

        The total purchase price paid, including transaction costs of $130,000, has been preliminarily allocated as follows:

(in thousands):
Cash	$13,750
Common stock (134,408 shares issued)	500
Promissory note	2,250
Transaction costs	130

Total purchase price	$16,630

Purchase price allocation:
Current assets	$2,484
Property and equipment	208
Intangible assets	3,092
Goodwill	12,400
Other assets	32

Total assets acquired	18,216

Current liabilities	1,433
Non-current liabilities	153

Total liabilities assumed	1,586

Net assets acquired	$16,630

        Management has estimated that the transaction will result in $12.4 million of goodwill. Management is currently analyzing the deductibility of goodwill on future income taxes. Approximately $3.1 million of the purchase price has been allocated to acquired customer-related intangible assets that include customer contracts, backlog, and non-contractual customer relationships (including trade name recognition), and will be amortized over approximately five years based upon factors such as expected customer relationships and contract periods.

        In addition to the purchase price of $16.6 million for PMG, there is the potential for $1.5 million of payments to the former owners should PMG meet certain defined performance objectives. Any payments due would occur in October 2008 and October 2009.

        The estimated value and the weighted-average amortization period of each of the components of the customer-related intangible assets are as follows:

	Estimated Value (in thousands)	Weighted-Average Amortization Period
Customer contracts	$2,844	5.3 years
Non-contractual customer relationships (including trade name recognition)	248	5.0 years

Total / Average	$3,092	5.3 years

        Management is assessing the impact of FIN 48 on the purchase of PMG and will finalize the purchase price allocation when this assessment is completed.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS (Continued)

Number Six Software, Inc. ("NSS")

        On November 9, 2007, ATS completed its acquisition of NSS, pursuant to an Agreement and Plan of Merger and Reorganization, dated October 12, 2007, by and among ATS, NSS, ATS NSS Acquisition, Inc. and certain NSS stockholders (the "Merger Agreement"). The aggregate consideration of approximately $34.5 million includes $3.0 million in the form of ATS common stock valued at the average price over the 15-day period before the closing of the transaction, and promissory notes and deferred payments totaling approximately $5.5 million.

        Under the purchase method of accounting, the preliminary purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of NSS. As such, management estimates that a substantial portion of the excess purchase price will be allocated to non-amortizable intangible assets. These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with the provisions of SFAS No. 141, Business Combinations. Management has preliminarily estimated that the transaction will result in $28 million of goodwill that is not expected to be deductible for income tax purposes. Additionally, management estimated that approximately $5.2 million of the purchase price is allocable to intangible assets. These include customer-related intangibles comprised of customer contracts and non-contractual customer relationships (including trade name recognition) as well as certain marketing-related and technology-related intangibles. Such intangible assets will be amortized over periods ranging from approximately two to five years based upon factors such as customer relationships and estimated life of technology.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS (Continued)

        The total purchase price paid, including transaction costs of approximately $0.9 million, has been preliminarily allocated as follows:

(in thousands):
Cash	$25,904
Common stock (845,812 shares valued over 15 days ended November 9, 2007)	3,050
Promissory notes	5,500
Transaction costs	942
Total purchase price	$35,396
Less cash acquired	(1,177)
Net acquisition cost	34,219
Purchase price allocation:
Current assets	$7,851
Property and equipment	200
Intangible assets	5,241
Goodwill	28,049
Other assets	24
Total assets acquired	41,365
Current liabilities	5,196
Long-term liabilities	238
Deferred tax liability from acquisition intangibles	1,712

Total liabilities assumed	7,146

Net assets acquired	$34,219

        The preliminary estimated value and the weighted-average amortization period of each of the components of the customer-related intangible assets are as follows:

	Estimated Value (in thousands)	Weighted-Average Amortization Period
Customer-related	$4,406	2.2 years
Marketing-related	444	2.2 years
Technology-related	391	5.0 years

Total / Average	$5,241	2.4 years

        The results of operations for NSS have been included in the Consolidated Statements of Income from the acquisition date through December 31, 2007.

        The purchase of NSS was completed late in fiscal year 2007. Management has not completed its assessment of the allocation of the purchase price.

Pro Forma Information (unaudited)

        The unaudited pro forma condensed statement of operations data presented below provides the consolidated revenue, net income and diluted earnings per share of the Company for the years ended

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS (Continued)

December 31, 2007 and 2006 as if each of the acquisitions completed during the year had occurred on January 1, 2006. Excluding the tax affected impact of the gain on warrant liabilities in 2006 of $3.5 million and the loss on warrant liability in 2007 of $4.1 million from net income and net loss would result in an adjusted net loss of $3.5 million and $2.1 million for 2006 and 2007, respectively. This information does not purport to be indicative of the actual results that would have occurred had the acquisitions taken place at the beginning of the years as shown.

	Year Ended December 31,
	2007	2006
Revenue	$148,067,865	$153,314,115
Net (loss) income	(6,238,677)	24,294
Diluted earnings per share	$(0.31)	$0.00

NOTE 4—RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The statement provisions are effective for the Company as of January 1, 2008 and are not expected to have a material effect on the Company's financial position or results of operations, and management does not believe the deferred provisions will have a material effect on the Company's financial position or results of operations when they become effective on January 1, 2009.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 159 on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R)—Business Combinations. SFAS No. 141(R) replaces FASB Statement No. 141—Business Combinations. The new statement retains the fundamental requirements that the acquisition (or purchase) method of accounting be used for all business combinations and expands the definition of a business, thus increasing the number of transactions which may qualify as business combinations. Contingent consideration will be measured at fair value at

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

the acquisition date, with changes in fair value recognized in earnings, and transaction-related expenses and restructuring costs will be expensed as incurred. Changes in acquired tax contingencies will be recognized in earnings if outside the purchase price allocation period (generally one year or less). Adjustments to finalize purchase price allocations will be shown as revised in future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Also, in the event of a bargain purchase (acquisition of a business at below fair market value of net assets acquired) a gain could be recognized, or in the event of a change in control of an existing investment a gain or loss could be recognized. SFAS No. 141(R) will be applied prospectively to business acquisitions with acquisition dates on or after January 1, 2009. The Company is currently assessing the impact of adopting SFAS No. 141(R) on its consolidated financial statements.

        In December 2007, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 110 ("SAB 110"), "Share-Based Payment." SAB 110 expresses the views of the staff regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123R, "Share-Based Payment." In SAB 107, the staff indicated that it believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the staff stated that it understood that such detailed information may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under SAB 110, we will continue to use the simplified method in estimating the expected term of our stock options until such time as more relevant detailed information becomes available.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The Company is currently assessing the impact of adopting SFAS No. 160 on its consolidated financial statements.

NOTE 5—RESTRICTED CASH

        The Company is required to maintain $1,200,000 on deposit with a financial institution to support a bonding requirement for one of ATSI's state contracts. Such amount including interest earned is reflected in restricted cash in the accompanying consolidated balance sheet.

NOTE 6—INVESTMENTS HELD IN TRUST

        The Company held certain investments in a trust account consisting principally of short-term treasury bills. All such investments held in the trust fund were disposed as of March 31, 2007.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—ACCOUNTS RECEIVABLE

        Accounts receivable related to services are as follows:

	Successor		Predecessor
	December 31,
			January 15, 2007	October 31, 2006
	2007	2006
Billed receivables	$23,583,044	$—	$15,698,871	$18,264,233
Unbilled receivables at end of period	7,699,987	—	7,118,066	3,429,500

Total accounts receivable, current	31,283,031	—	22,816,937	21,693,733

Total accounts receivable	31,283,031	—	22,816,937	21,693,733
Allowance for doubtful accounts	(91,247)	—	(1,370,252)	(1,198,418)

Accounts receivable, net	$31,191,784	$—	$21,446,685	$20,495,315

        Unbilled receivables include contracts with milestone billings ($4.5 million), contracts billable within 30 days ($2.6 million), contract retentions ($0.4 million), and miscellaneous ($0.2 million). Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled receivables at December 31, 2007 are expected to be billed and collected within one year, except for a portion of the contract retentions held for final billings under cost-plus fee contracts. This amount is less than $0.1 million.

NOTE 8—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	Successor		Predecessor
	December 31, 2007	December 31, 2006	January 15, 2007	October 31, 2006
Equipment and furniture	$1,228,932	$—	$3,951,935	$3,857,044
Leasehold improvements	680,682	—	1,138,033	1,136,773
Property held under capital leases	270,455	—	390,909	390,909

Property and equipment, at cost	2,180,069	—	5,480,877	5,384,726
Less accumulated depreciation and amortization	(678,660)	—	(4,014,770)	(4,031,990)

Total property and equipment, net	$1,501,409	$—	$1,466,107	$1,352,736

        Amortization of fixed assets was $678,660 for the year ended December 31, 2007 for ATSC. For the two and a half month period ended January 15, 2007 and the year ended October 31, 2006, the amortization of fixed assets was $115,061 and $632,000, respectively, for ATSI. Accumulated depreciation for property held under capital leases in 2007 and 2006 was $86,819 and $152,652, respectively.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—GOODWILL

        The Company recognized an increase in goodwill as a result of four acquisitions during 2007. As of December 31, 2007, there was $107.6 million in goodwill recorded. The remaining amount of goodwill that is deductible for income tax purposes is approximately $15.5 million. The predecessor company had $3.2 million in goodwill at January 15, 2007 and October 31, 2006.

        Goodwill at December 31, 2007 was related to the following acquistions:

ATSI	66,123,271
RISI	1,027,890
PMG	12,401,048
NSS	28,048,477

$107,600,686

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consisted of the following:

	Successor		Predecessor
	December 31, 2007	December 31, 2006	January 15, 2007	October 31, 2006
Vendor obligations	$5,311,942	$—	$3,821,966	$6,245,004
Accrued government fees	143,346	—	147,773	35,422
Bank overdraft	1,791,375	—	—	—
Accrued expenses	965,318	942,146	2,040,764	1,583,630
Contract loss reserves	243,162	—	45,088	20,000
Other	179,522	—	—	—

Total other accrued expenses and current liabilities	$8,634,665	$942,146	$6,055,591	$7,884,056

NOTE 11—DEBT

        Long term debt consisted of the following:

	Successor		Predecessor
	December 31, 2007	December 31, 2006	January 15, 2007	October 31, 2006
Bank credit facilities:
Revolving credit loans	$1,148,872	$—	$9,964,955	$6,930,000
Notes payable	7,341,024	—	—	—
Bank financing	39,935,253	—	—	—

Total long-term debt	$48,425,149	$—	$9,964,955	$6,930,000
Less current portion	(2,820,191)	—	(9,964,955)	(6,930,000)

Long-term debt, net of current portion	$45,604,958	$—	$—	$—

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—DEBT (Continued)

        At December 31, 2007, the aggregate maturities of long term debt were as follows:

Year ending December 31,
2008	$2,820,191
2009	2,583,333
2010	43,021,625

Total long-term debt	$48,425,149

Bank Financing

        The Company entered into a $25.0 million revolving credit facility ("Facility") on June 4, 2007 with Bank of America. The Facility had an accordion feature allowing the Company to increase the commitments under the Facility to $50 million with lender approval. On November 9, 2007, in connection with the acquisition of NSS, the Facility was increased to $50 million. The Facility also provides for stand-by letters of credit that reduce the funds available under the Facility when issued. As of December 31, 2007, the Company had no outstanding letters of credit.

        The Facility is a three-year, secured facility that permits continuously renewable borrowings of up to $50.0 million, with an expiration date of June 4, 2010. The Company pays a fee in the amount of .20% to .25% on the unused portion of the Facility, based on its consolidated leverage ratio, as defined. Any outstanding balances under the Facility are due in full June 4, 2010.

        Borrowings under the Facility bear interest at rates based on 30 day LIBOR plus applicable margins based on the leverage ratio as determined quarterly. As of December 31, 2007, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Facility was 7.0%.

        The revolving facility contains financial covenants that stipulate a minimum amount of net worth, a minimum fixed-charge coverage ratio, and a maximum leverage ratio. Substantially all of the Company's assets serve as collateral under the facility. As of December 31, 2007, the Company was in compliance with the financial covenants.

        The Company capitalized $142,500 of debt issuance costs in 2007 associated with the origination of the Facility and an additional $62,500 of financing costs to amend the Facility in November 2007. All debt financing costs are being amortized from the date incurred to the expiration date of the Facility. The unamortized balance of $173,065 at December 31, 2007 is included in other long-term assets.

        As a condition to the increase in the commitments by the bank under the credit facility in conjunction with the NSS acquisition, the Company entered into a forward interest rate swap agreement in November 2007 under which it exchanged floating-rate interest payments for fixed-rate interest payments. The agreement covers debt totaling $35.0 million and provides for swap payments through December 1, 2010 with such swaps being settled on a monthly basis. The fixed interest rate provided by the agreement is 4.47%.

        The Company accounts for its interest rate swap agreement under the provisions of SFAS No. 133. The Company has determined that the swap agreement qualifies as an effective hedge. Accordingly, the fair value of the interest rate swap agreement at December 31, 2007 of $0.7 million has been reported in other long term liabilities with an offset, net of an income tax effect, included in accumulated other

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—DEBT (Continued)

comprehensive income in the accompanying consolidated balance sheet. The decrease in fair value of $0.4 million, which is net of income tax effects of $0.3 million, is reported as comprehensive loss in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2007.

Notes Payable

        The Company entered into notes with the sellers in connection with the acquisitions of RISI, PMG and NSS as scheduled below.

Acquisition Related	Date of Note	Original Principal	2007 Principal Payments	12/31/2007 Current Portion	12/31/2007 Long Term Portion	2007 Interest Payments	Interest Rate
RISI	2/28/2007	$86,857	$—	$86,857	$—	$4,705	6.50%	(1)
PMG	8/31/2007	2,250,000	187,500	750,000	1,312,500	51,150	6.82%	(2)
NSS	11/9/2007	5,500,000	458,333	1,833,334	3,208,333	52,097	6.6275%	(3)
NSS Note	Assumed	150,000	—	150,000	—	—	—	(4)

Total		$7,986,857	$645,833	$2,820,191	$4,520,833	$107,952

(1)
Interest payable monthly with principal payment due August 2008.

(2)
Interest and principal payments due quarterly with final payment due August 2010.

(3)
Interest and principal payments due quarterly with final payment due November 2010.

(4)
Assumed note from NSS acquisition payable to founder in February 2008.

NOTE 12—LEASES

        The Company leases office space and certain equipment under various operating leases. Rent expense on certain leases containing fixed escalations or other lease incentives is recognized on a straight line basis over the term of each lease. The leases expire over the next four years. As of December 31, 2007, future minimum lease payments due under these leases are as follows:

Year	Operating Leases	Capital Leases	Facility Rent	Subtotal Commitments	Sublease Income	Net Lease Payments
2008	$20,894	$110,482	$2,553,014	$2,684,390	$407,000	$2,277,390
2009	18,084	94,441	814,886	927,411	—	927,411
2010	16,586	615	440,985	458,186	90,193	367,993
2011	—	—	40,594	40,594	—	40,594
2012	—	—	—	—	—	—

Total	$55,564	$205,538	$3,849,479	$4,110,581	$497,193	$3,613,388

Less Interest		(21,902)

Net Capital Leases		183,636
Less Current Portion		(96,558)

Long-term Capital Leases		$87,078

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—LEASES (Continued)

        The payments shown are net of sublease income of $646,370, $407,000, $—, and $90,193 expected to be received from tenants during 2007, 2008, 2009 and 2010, respectively.

        Rent expense was approximately $3,074,570, for the year ended December 31, 2007, for ATSC. For the two and a half month period ended January 15, 2007 and the year ended October 31, 2006 rent expense was $622,000 and $2,945,000, respectively, for ATSI.

NOTE 13—INCOME (LOSS) PER SHARE

        Basic and diluted net income (loss) per share information is presented in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding, which includes common stock equivalents. Diluted loss per share is calculated by dividing the net income (loss) attributable to common stockholders by only the weighted-average common shares outstanding during the period. Common stock equivalents are excluded from a calculation of diluted loss per share as the impact would be anti-dilutive. The Company's common stock equivalents include stock options, restricted stock units, and warrants. For the year ended December 31, 2007, a total of 284,479 common stock equivalents were excluded from the calculation of diluted loss per share for the successor company. For the period ending January 15, 2007 and October 31, 2006, a total of 345,372 common stock equivalents were excluded from the calculation of diluted loss per share for the predecessor company.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—INCOME (LOSS) PER SHARE (Continued)

        Weighted average common shares are calculated as follows:

	ATS Corporation (Successor)			ATSI (Predecessor)
	Years Ended December 31				Years Ended October 31,
				January 15, 2007
	2007	2006	2005		2006	2005
Income (Loss) from Continuing Operations	$(6,553,729)	$8,279,400	$(5,088,079)	$(5,031,946)	$500,195	$1,810,451

Loss from Discontinued Operations	—	—	—	—	1,325,074	2,851,682
Net Income (Loss)	$(6,553,729)	$8,279,400	$(5,088,079)	$(5,031,946)	$(824,879)	$(1,041,231)
Gain on derivative liabilities attributed to warrants	—	(5,880,000)	—	—	—	—
Net income (loss) allocable to common stockholders not subject to possible redemption	$(6,553,729)	$2,399,400	$(5,088,079)	$(5,031,946)	$(824,879)	$(1,041,231)

Weighted average number of shares outstanding
—basic	18,848,722	26,250,000	10,599,810	19,022,500	19,022,950	19,016,950
Shares from assumed conversion of options, warrants and restricted stock	—	3,887,477	—	—	345,372	365,165

—dilutive	18,848,722	30,137,477	10,599,810	19,022,500	19,368,322	19,382,115

Basic net income (loss) per share
—Continuing operations	(0.35)	0.32	(0.48)	(0.26)	0.03	0.10
—Discontinued operations	—	—	—	—	(0.07)	(0.15)

—Net income (loss)	(0.35)	0.32	(0.48)	(0.26)	(0.04)	(0.05)
Diluted net income (loss) per share—Continuing operations	(0.35)	0.08	(0.48)	(0.26)	0.03	0.09
—Discontinued operations	—	—	—	—	(0.07)	(0.15)

—Net income (loss)	(0.35)	0.08	(0.48)	(0.26)	(0.04)	(0.06)

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—INCOME (LOSS) PER SHARE (Continued)

        The following table presents pro forma income per share attributable to common stockholders subject to possible conversion and not subject to possible conversion:

	Year ended December 31, 2006	Period ended December 31, 2005
Net income (loss)	$8,279,400	$(5,088,079)
Interest income attributable to common stock subject to possible conversion	(604,756)	(97,996)

Pro forma net income (loss) attributable to common stockholders not subject to possible conversion	$7,674,644	$(5,186,075)

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion — basic	22,052,100	9,530,382

Pro forma net income (loss) per share, excluding shares subject to possible conversion — basic	$0.35	$(0.54)

Net income (loss)	$8,279,400	$(5,088,079)
Interest income attributable to common stock subject to possible conversion (net of taxes of $561,204 and $64,000, respectively)	(604,756)	(97,996)
Gain on derivative liabilities attributed to warrants	(5,880,000)	—

Pro forma net income (loss) attributable to common stockholders not subject to possible conversion less gain on derivative liabilities attributed to warrants	$1,794,644	$(5,186,075)

Pro forma weighted average number of shares outstanding excluding shares subject to possible conversion — basic	22,052,100	9,530,382
Shares from assumed conversion on warrants	3,887,477	—

Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion — diluted	25,939,577	9,530,382

Pro forma net income (loss) per share, excluding shares subject to possible conversion — diluted	$0.07	$(0.54)

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCK PLANS AND STOCK-BASED COMPENSATION

        In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees' expected exercise and post-vesting employment termination behavior. A summary of the components of stock-based compensation expense recognized during the year ended December 31, 2007 and 2006 for the successor and the period November 1 through January 15, 2007 and the years ended October 31, 2006 and 2005 for the predecessor is as follows:

	Successor		Predecessor
	Year Ended December 31,		Period from November 1, 2006 through January 15, 2007	Year Ended October 31,
Compensation Related to Options and Restricted Stock and selling expenses
	2007	2006 & 2005		2006	2005
Non-qualified stock option expense	$662,071	$—	$1,591,143	$—	$85,430
Restricted Stock	$233,966	$—	$—	$—	$—

Total Stock-Based Compensation Expense	$896,037	$—	$1,591,143	$—	$85,430

        The fair value of options granted during the year ended December 31, 2007 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31, 2007
Expected dividend yield	0%
Expected volatility	38%
Risk free interest rate	4.4%
Expected life of options	5.8 years
Forfeiture rate	4%

        Effective November 1, 2006, ATSI was required to adopt the provisions of SFAS No.123(R). However, no options were granted from the adoption date through January 15, 2007. In connection with the sale of ATSI to ATS Corporation, ATSI was required to redeem 345,372 outstanding stock options for approximately $1.6 million.

        On January 12, 2007, the stockholders of the Company approved the ATS Corporation 2006 Omnibus Incentive Compensation Plan (the "Plan"). Under the Plan, the Company reserved 1.5 million shares of the Company's common stock for issuance to employees and directors through incentive stock options, or non-qualified stock options or through restricted stock units. During 2007, the Board of Directors authorized the issuance of 809,000 and 665,662 stock options and restricted stock, respectively. During the year, 300,000 options vested but were subsequently forfeited after termination of employment. In addition, 105,000 options which were not vested, were forfeited in 2007. The stock options have vesting periods of up to four years.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

        A summary of the activity for the year ended December 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
(In thousands, except share and per share data)
Options outstanding, January 1, 2007	—	$—	—	$—
Options granted	809,000	4.40	—	—
Options forfeited	(405,000)	4.89	—	—
Options outstanding, December 31, 2007	404,000	$3.92	9.66	$40,000

Options exercisable at December 31, 2007	—	$—	—	$—

        The weighted average grant date fair value of options granted during the year ended December 31, 2007 was $1.90. As of December 31, 2007, there was $470,000 of unrecognized compensation expense, net of forfeitures related to unvested options. This cost is expected to be recognized over a weighted-average period of 3.6 years. The fair value of options vested during the twelve month period was approximately $591,000.

        Pursuant to the Plan, during the year ended December 31, 2007, the Company granted 665,662 restricted shares valued at $2.5 million to certain employees and directors. The stock price range was from $3.40 to $4.34 per share. Such shares vest ratably over a one- to five-year period. During 2007, 40,000 shares vested.

        A summary of the status of the Company's restricted shares as of December 31, 2007, and changes during the year is presented below:

Nonvested Restricted Stock	No. of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	—	$—
Granted	665,662	3.75
Vested	(40,000)	4.22

Nonvested at December 31, 2007	625,662	$3.72

        There was $1.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the Plan as of December 31, 2007. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested during the year ended December 31, 2007 was $168,700.

        During the year, the Company issued 15,500 shares of stock as a bonus to certain employees with an aggregate value of $52,500.

        In addition to employee based stock compensation the directors have the option to be paid their fees in stock or cash. Director fees paid in the form of stock during 2007 amounted to $85,280.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

Stock Purchase Plan

        On July 24, 2007, the Company adopted an employee stock purchase program with a commencement date of October 1, 2007. The program is officially called the 2007 Employee Stock Purchase Plan (the "Plan"). The Company has reserved an aggregate of 150,000 shares of Common Stock exclusively for issuance under the Plan. Under the Plan eligible employees may acquire shares of the Company's common stock at periodic intervals, namely four month offering periods during which payroll deductions are made and shares are subsequently purchased at a discount. The Plan is subject to shareholder approval at the next annual meeting. As of December 31, 2007, no shares had been purchased under the Plan.

NOTE 15—COMMON STOCK

        Following the consummation of the acquisition of ATSI, the Company announced and implemented a common stock and warrant repurchase program. In connection with this program, the Company paid approximately $13.5 million in cash to redeem 2,811,400 shares of common stock at an average price of $4.80 per share and approximately $2,081,000 in cash to repurchase 5,619,805 warrants.

        On January 16, 2007, the Company announced that it would repurchase 2,625,000 shares of the Company's common stock from the founders at $0.0011 per share. This program was completed in January 2007.

        On January 16, 2007, the Company announced that it would repurchase shares of those shareholders that voted against the acquisition of ATSI and requested that their shares (2,906,355) be redeemed at the then per share trust value of $5.77 per share. This program was completed in January 2007.

NOTE 16—INCOME TAXES

        Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Since inception and through January 1, 2007, the adoption date of this standard, the Company was in essence a "blank check" company with no substantive operations. Management has concluded that the adoption of FIN 48 had no material effect on its financial position or results of operations. As of December 31, 2007, the Company does not have any material gross unrecognized tax benefit liabilities. However, management is still in the process of evaluating the various tax positions associated with the acquisitions of ATSI, RISI, PMG, and NSS and is of the opinion that any deferred tax liabilities that would ultimately result from uncertain tax positions related to these entities would be covered by indemnification provisions provided in the acquisition agreements or would result in an adjustment to goodwill.

        The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. It or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. For income tax returns filed by us, the Company is no longer subject to U.S. federal and

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—INCOME TAXES (Continued)

state and local tax examinations by tax authorities for years before 2004, although carry forward tax attributes that were generated prior to 2004 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. It is the Company's policy to recognize interest and penalties related to income tax matters in income tax expense. For the year ended December 31, 2007, there were no interest and penalties recorded in income tax expense.

        The components of income tax expense (benefit) are as follows:

	Successor			Predecessor
			For the period from April 12, 2005 through December 31, 2005
				Period from November 1, 2006 through January 15, 2007
	Year ended December 31,
					Year ended October 31, 2006
	2007	2006
Current:
Federal	$1,875,857	$1,521,362	$206,000	$77,913	$2,444,274
State and local	398,251	906,656	127,000	(20,261)	433,725
Total current	2,274,108	2,428,018	333,000	57,652	2,877,999
Deferred:
Federal	(1,612,631)	(280,149)	(34,629)	(2,409,985)	(1,388,614)
State and local	(207,948)	(163,191)	15,714	(331,884)	(206,623)
Total deferred	(1,820,579)	(443,340)	(18,915)	(2,741,869)	(1,595,237)
Total income tax expense	$453,529	$1,984,678	$314,085	$(2,684,217)	$1,282,762

        The income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 34% as a result of the following:

	Successor			Predecessor
			For the period from April 12, 2005 through December 31, 2005
	Year ended December 31,			Period from November 1, 2006 through January 15, 2007
					Year ended October 31, 2006
	2007	2006
Expected tax expense computed at the federal rate	34.0%	34.0%	-34.0%	34.0%	34.0%
(Not includable) nondeductible items	-1.9%	-19.5%	38.9%	-3.0%	28.0%
Fair value of warrants	-38.6%	—	—	—	—
State and local taxes, net of federal	-0.8%	4.8%	1.7%	5.0%	2.0%
Other	-0.1%	0.0%	0.0%	0.0%	8.0%

Total income tax (expense) benefit	-7.4%	19.3%	6.6%	36.0%	72.0%

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant deferred tax assets (liability) are presented below:

	Successor			Predecessor
				Period from November 1, 2006 through January 15, 2007
	Year ended December 31,
					Year ended October 31, 2006
	2007	2006	2005
Deferred tax assets:
Reserves and accruals	$841,645	$—	$—	$1,234,072	$1,019,474
Stock-based compensation	304,921	—	—	—	—
Deferred rent	—	—	—	347,464	372,552
Capital loss on sale of ATS International	—	—	—	141,617	135,989
Net operating loss carry forward	526,130	—	—	1,405,551	418,420
Start up costs	461,209	502,744	34,629	—	—
Other	363,735	—	—	—	—

Total deferred tax assets	2,497,640	502,744	34,629	3,128,704	1,946,435
Valuation allowance	(141,617)	—	—	(496,552)	(494,805)

Total deferred tax assets net of valuation allowance	2,356,023	502,744	34,629	2,632,152	1,451,630

Deferred tax liabilities:
Goodwill and other intangible assets	(7,159,267)	—	—	—	—
Change in accounting method- cash basis to accrual	—	—	—	(1,607,240)	(3,217,920)
Prepaid expenses	(336,331)	—	—	(294,801)	(243,673)
Other	—	(40,489)	(15,714)	(119,216)	(121,210)

Total deferred tax liabilities	(7,495,598)	(40,489)	(15,714)	(2,021,257)	(3,582,803)

Net deferred tax asset (liability)	$(5,139,575)	$462,255	$18,915	$610,895	$(2,131,173)

        As of December 31, 2007, the Company had a valuation allowance of $141,617 related to acquired deferred tax assets related to capital loss carry forwards for which the Company believes it is more likely than not that the benefit will not be realized prior to their expiration. To the extent the valuation allowance is reversed into income in the future due to the utilization of the deferred tax assets, the tax benefit will be recorded as a reduction to goodwill.

        As of December 31, 2007 the Company had both federal and state net operating loss carry forwards for tax purposes of approximately $1 million. These net operating loss carry forwards begin to expire in 2010. As of December 31, 2007, the Company also had capital loss carry forwards for tax purposes of $366,000, which expire in 2010.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT ACCOUNTING

        ATSI has reviewed its business operations and determined that the Company operates in a single homogenous business segment. Financial information is reviewed and evaluated by the chief operating decision maker on a consolidated basis relating to the single business segment. The Company sells similar services that exhibit similar economic characteristics to similar classes of customers. Revenue is internally reviewed monthly by management on an individual contract basis as a single business segment.

NOTE 18—INTANGIBLE ASSETS

        Intangible assets represent the customer contracts and backlog resulting from the acquisitions as follows:

	Successor
	December 31, 2007	December 31, 2006
Customer contracts and relationships	$18,448,000	$—
Backlog	6,102,000	—
Other	1,112,286	—

Intangible assets	25,662,286	$—
Less accumulated amortization	(4,215,418)	—

Total intangible assets, net	$21,446,868	$—

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—INTANGIBLE ASSETS (Continued)

        The combined weighted average amortization period of all intangible acquisition related assets is scheduled below.

	Asset Value	Life	Annual Amortization
ATSI
Customer Contracts	$10,000,000	6.0	$1,666,667
Backlog	6,000,000	3.5	1,714,286
Customer Relationships	1,000,000	3.0	333,333

	17,000,000		3,714,286

RISI
Customer Contracts	173,000	6.0	28,833
Backlog	102,000	3.5	29,143
Customer Relationships	25,000	3.0	8,333

	300,000		66,309

PMG
Customer Contracts	2,844,000	5.3	536,604
Customer Relationships	248,000	5.0	49,600

	3,092,000		586,204

NSS
Customer Contracts	4,406,000	2.2	2,002,727
Marketing Related	444,000	2.2	201,818
Technology Related	391,000	5.0	78,200

	5,241,000		2,282,745

	$25,633,000		$6,649,544

Weighted Average Number of Years			3.9

        The intangible assets are amortized over periods ranging from 26 to 72 months. Amortization expense for the year ended December 31, 2007 was $4.2 million. Expected amortization expense for each of the fiscal years through December 31, 2012 and thereafter is as follows:

Fiscal Year Ended	Amount
December 31, 2008	$6,685,964
December 31, 2009	6,685,964
December 31, 2010	3,317,158
December 31, 2011	2,356,550
December 31, 2012	2,326,984
Thereafter	74,248

Total intangible assets, net	$21,446,868

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—DISCONTINUED OPERATIONS

Advanced Technology Systems International, Inc. ("ATSII")

        In August 2005, ATSI management adopted a formal plan for the sale of Advanced Technology Systems International, Inc. ("ATSII"), which had a history of operating losses. On November 30, 2005, pursuant to the terms of a stock purchase agreement entered into by and between ATSI, ATSII, New Technology Management, Inc. ("NTMI") and NTMI Acquisition Corporation, ATSI sold all of the outstanding common stock of ATSII.

        The following represents the results of operations of ATSII:

Year Ended October 31, 2006
Revenue	$—
Loss before taxes	(448,746)
Net loss	(265,990)

Pyramid

        In January 2006, ATSI management decided to discontinue the operations of the Pyramid Products Solutions Group. The following represents the results of the operations of Pyramid:

Year Ended October 31, 2006
Revenue	$733,264
Loss before taxes	(1,725,455)
Net loss	(1,059,084)

NOTE 20—CUSTOMER INFORMATION

        Revenue by customer sector was as follows:

	Successor				Predecessor
	Year Ended December 31
($ in thousands)	2007		2006		January 15, 2007		October, 31, 2006		October 31, 2005
Department of Defense	$21,275	19.9%	$—	—	$3,890	18.2%	$21,852	19.5%	$21,149	20.1%
Federal civilian agencies	53,633	50.2%	—	—	8,748	41.0%	56,147	50.0%	61,971	58.8%
Commercial and other	26,531	24.8%	—	—	6,409	30.1%	30,094	26.8%	18,079	17.2%
State & local government	5,448	5.1%	—	—	2,271	10.7%	4,161	3.7%	4,157	3.9%

Total	$106,887	100.0%	$—	—	$21,318	100.0%	$112,254	100.0%	$105,355	100.0%

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—RETIREMENT SAVINGS PLAN

        The Company has a qualified 401(k) retirement plan ("401(k) Plan") that was funded by contributions from the Company and substantially all full-time employees who elect to participate in the plan. The employer contributions are 50% of employee contributions, up to 3% of an employee's gross salary. The employer contributions to the 401(k) Plan for the years ended December 31, 2007, 2006 and 2005 were $895,995, $0, and $0, respectively. The contributions for the period of November 1 through January 15, 2007 and the years ended October 31, 2006 and 2005 for the predecessor were $261,680, $536,727, and $1,296,000, respectively.

NOTE 22—RELATED PARTY TRANSACTION

        The Company agreed to pay CM Equity Management, L.P., a company where certain of the founders previously served in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from October 19, 2005 through the effective date of the acquisition of a target business. For the year ended December 31, 2006, and the period ended December 31, 2005, respectively, the amount paid or accrued to this entity was $90,000 and $18,145, respectively. There were no payments made for the year ended December 31, 2007.

NOTE 23—COMMON STOCK RESERVED FOR ISSUANCE

        At December 31, 2007 and December 31, 2006, there were 0 and 42,000,000, shares of common stock, respectively, reserved for issuance upon exercise of redeemable warrants.

NOTE 24—COMMITMENTS & CONTINGENCIES

Exercise of Warrants

        The Company has engaged CRT Capital Group LLC, the underwriter, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. The Company has agreed to pay CRT Capital Group LLC a commission equal to 2% of the exercise price for each warrant exercised more than one year from October 19, 2005 if the exercise was solicited by CRT Capital Group LLC. At December 31, 2007 no amount was due to CRT Capital Group LLC.

Employment Agreement

        On March 19, 2007, the Company entered into an employment agreement with Dr. Edward H. Bersoff, its Chairman, President and Chief Executive Officer, who had been serving in that capacity since January 16, 2007. The employment agreement specifies annual salary and incentive compensation for the terms of the agreement. The agreement also provides for between twelve and eighteen months' salary and 50% of any incentive compensation targets if the employee is terminated other than for cause.

        On October 29, 2007, the Company and Dr. Bersoff entered into an amendment to Dr. Bersoff's employment agreement, extending his employment term as Chief Executive Officer through December 31, 2008.

        On May 4, 2007, the Company entered into a letter agreement with its Senior Vice President of Finance who became the Chief Financial Officer on May 22, 2007.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24—COMMITMENTS & CONTINGENCIES (Continued)

        On February 3, 2008, the Company entered into an employment agreement with Ms. Pamela A. Little. The agreement provides that Ms. Little will serve in the position of Chief Financial Officer and Senior Vice President of the Company for an initial term of five years, with subsequent automatic renewals for successive one-year terms, subject to the termination of either party. The agreement specifies the terms of annual salary and performance-based incentive compensation opportunity. The Agreement includes customary provisions concerning proprietary information, non-competition, and rights upon termination, including termination by Ms. Little for "good reason," by the Company for "cause," and following a "change in control," as each of those terms is defined in the Agreement.

        In addition, the Company has entered into employment agreements with certain key employees that provide for severance payments in the event of termination.

Stock Bonuses Related to NSS

        The Company entered into restricted stock agreements with three employees of NSS that provided for 90,128 shares of stock valued at $315,448 as of the agreement date to be issued if the individuals remain employed for a period of one year.

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

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24—COMMITMENTS & CONTINGENCIES (Continued)

        We are a defendant in Maximus, Inc. vs. Advanced Technology Systems, Inc., pending in the Connecticut Superior Court, Hartford District. The lawsuit asserts breach of contract and other claims related to a subcontract between Maximus and ATSI associated with a prime contract between Maximus and the State of Connecticut. The case was filed in August 2007 and remains in a preliminary stage, with our answer and counterclaims to be filed during March 2008. In addition, based on the claims asserted in the lawsuit, we have made an indemnification demand against the selling shareholders of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI. That demand is subject to the dispute resolution process provided for in the stock purchase agreement.

NOTE 25—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The table below sets forth selected unaudited quarterly condensed financial operating results of the Company for years ended December 31, 2007 and 2006 for the successor company and the period November 1, 2006 through January 15, 2007 and the year ended October 31, 2006 for the predecessor company.

	Successor
	Year ended December 31, 2007
	First	Second	Third	Fourth
Revenue	$23,477,720	$26,247,681	$25,646,747	$31,514,891
Operating expenses	23,361,351	25,968,148	24,936,237	31,547,383

Income from operations	$895,694	$(499,802)	$710,510	$(32,492)
Other income (expense)	144,186	16,556	(124,478)	(280,374)
Gain (loss) on warrant liability	(6,930,000)	—	—	—
Provision for income taxes	(102,711)	(171,461)	(232,827)	53,420

Net income (loss)	$(6,772,166)	$124,628	$353,205	$(259,396)
Basic earnings per share	$(0.33)	$0.01	$0.02	$(0.01)

Diluted earnings per share	$(0.33)	$0.01	$0.02	$(0.01)

Weighted-average shares outstanding:
Basic	20,307,248	18,133,828	18,194,081	18,783,163
Diluted	20,307,248	18,440,030	18,499,615	18,783,163

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	Successor
	Year ended December 31, 2006
	First	Second	Third	Fourth
Operating expenses	$610,197	$283,424	$102,400	$171,680

Income from operations	(610,197)	(283,424)	(102,400)	(171,680)
Other income (expense)	1,189,712	1,394,201	1,448,763	1,519,103
Gain (loss) on warrant liability	(10,920,000)	11,760,000	4,200,000	840,000
Provision for income taxes	(263,560)	(501,181)	(607,947)	(611,990)

Net income (loss)	(10,604,045)	12,369,596	4,938,416	1,575,433

Basic earnings per share	$(0.40)	$0.47	$0.19	$0.06

Diluted earnings per share	$(0.40)	$0.02	$0.03	$0.02

Weighted-average shares outstanding:
Basic	26,250,000	26,250,000	26,250,000	26,250,000
Diluted	26,250,000	30,548,025	29,361,111	30,275,316

		Predecessor
	November 1, 2006 through January 15 2007
		Year ended October 31, 2006
		First	Second	Third	Fourth
Revenue	$21,318,054	$26,054,341	$30,128,753	$30,048,881	$26,022,111
Operating expenses	28,980,283	25,054,860	29,001,562	28,545,521	27,547,804

Income from operations	(7,662,229)	999,481	1,127,191	1,503,360	(1,525,693)
Other income (expense)	(53,934)	(42,911)	(126,086)	(61,281)	(91,104)
Gain (loss) on warrant liability	—	—	—	—	—
Loss from discontinued operations	—	(378,377)	(192,531)	(623,773)	(130,393)
Provision for income taxes	2,684,217	382,188	431,301	750,691	(281,418)

Net income (loss)	$(5,031,946)	$196,005	$377,273	$67,615	(1,465,772)

Basic earnings per share	19,022,500	19,023,400	19,219,700	19,022,500	19,022,500

Diluted earnings per share	19,022,500	19,400,587	19,706,766	19,469,600	19,022,500

Weighted-average shares outstanding:
Basic	$(0.26)	$0.01	$0.02	$0.00	$(0.08)
Diluted	$(0.26)	$0.01	$0.02	$0.00	$(0.08)

NOTE 26—SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement

        The Company entered into a Deed of Lease with West*Group Properties, LLC, dated as of February 11, 2008 (the "Lease"). The Lease covers a total of approximately 58,082 square feet of office space in the Northampton Building located at 7925 Jones Branch Drive, McLean, Virginia and includes the entire third and fourth floors of the building, as well as two wings on the second floor. The base rent of the property is approximately $133,000 per month, subject to adjustment on each anniversary

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 26—SUBSEQUENT EVENTS (Continued)

date of the commencement of the Lease. The Company intends to move its principal executive office to this location from its current location at 7915 Jones Branch Drive. The Lease will commence upon the completion of certain tenant improvements and the tenant's occupancy of the premises. The term of the Lease is for a ten-year period, with a right to extend the term for two renewal terms of five years each.

        A copy of the Lease was filed as an exhibit to a current report on Form 8-K filed on February 14, 2007.

ATS CORPORATION

Item 15(a) 2.    Supplementary Financial Data

        Schedule II—Valuation and Qualifying Accounts for fiscal year ended December 31, 2007, and the period from November 1, 2006 through January 15, 2007 and years ended 2006 and 2007.

Successor	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2007
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$—	$2,076,591	$(1,985,344)	$—	$91,247
2006
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$—	$—	$—	$—	$—

Predecessor	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
Jan 15, 2007
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$1,198,418	$227,844	$56,010	$—	$1,482,272
2006
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$572,660	$812,137	$(186,378)	$—	$1,198,418

        Deferred tax assets are described in Note 16—Income Taxes.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATS CORPORATION
March 17, 2008	By:	/s/ EDWARD H. BERSOFF Dr. Edward H. Bersoff Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ EDWARD H. BERSOFF Dr. Edward H. Bersoff	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2008
/s/ PAMELA A. LITTLE Pamela A. Little	Senior Vice President and Chief Financial Officer	March 17, 2008
/s/ JOEL R. JACKS Joel R. Jacks	Director	March 17, 2008
/s/ JOSEPH A. SAPONARO Joseph A. Saponaro	Director	March 17, 2008
/s/ PETER M. SCHULTE Peter M. Schulte	Director	March 17, 2008
/s/ EDWARD J. SMITH Edward J. Smith	Director	March 17, 2008
/s/ GINGER LEW Ginger Lew	Director	March 17, 2008
/s/ GEORGE TROENDLE George Troendle	Director	March 17, 2008

QuickLinks

ATS CORPORATION For the Fiscal Year Ended December 31, 2007 TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
  Item 1. Business
INFORMATION ABOUT ATS CORPORATION ("ATS")
INFORMATION ABOUT ATSI
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers And Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
  Item 13. Certain Relationships And Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees And Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
ATS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
ATS CORPORATION CONSOLIDATED BALANCE SHEETS
ATS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
ATS CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
ATS CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
ATS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATS CORPORATION
  Item 15(a) 2. Supplementary Financial Data
SIGNATURES