Form 10-K/A
period 2007-12-31
ATS CORP
filed 2008-03-21
CIK 1325460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

EXPLANATORY NOTE

          This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, initially filed on March 17, 2008, is being filed for the sole purpose of correcting an inadvertent typographical error on Exhibit 23.3—Consent of Grant Thornton LLP, to change the execution date from March 14, 2008 to March 17, 2008.

          Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 17, 2008 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendment discussed above and reflected below. We are including in this amendment Exhibit 23.3 as corrected to reflect the execution date of March 17, 2008 as well as Exhibits 31.1, 31.2, 32.1 and 32.2., the certifications of the Principal Executive Officer and Principal Financial Officer.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATS CORPORATION
March 21, 2008	By:	/s/ EDWARD H. BERSOFF Dr. Edward H. Bersoff Chairman, President and Chief Executive Officer

Exhibits:

Exhibit Number	Description
23.3	Consent of Grant Thornton LLP regarding ATS Corporation financial statements for the year ended December 31, 2007
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

SIGNATURES