Form 10-K/A
period 2007-12-31
ATS CORP
filed 2008-04-04
CIK 1325460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

        This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, initially filed on March 17, 2008 and Amendment No. 1 filed on March 21, 2008, is being filed for the primary purpose of correcting inadvertent typographical errors on the Reports of Independent Registered Public Accounting Firm (the "Report"), to add the name and conformed signature of Grant Thornton LLP. In addition, the following changes are being made: (i) an adjustment to the table header of the "Consolidated Statements of Comprehensive Income (Loss)" for ATS Corporation; and (ii) a reference to such table in the Report of Independent Registered Public Accounting Firm by Eisner LLP.

        Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 17, 2008 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendment discussed above and reflected below. We are including in this amendment Item 15—Exhibits and Financial Statement Schedules in its entirety. While the remainder of the Report is unchanged, we are filing Item 15 in its entirety to provide a complete presentation, as well as Exhibits 23.1, 23.2, 23.3, the consents of accountants and Exhibits 31.1, 31.2, 32.1 and 32.2., the certifications of the Principal Executive Officer and Principal Financial Officer.

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
Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 2007, 2006 and 2005 (successor)

G.
Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2007, 2006 and 2005 (successor) and the three months ended January 15, 2007, and fiscal years ended October 31, 2006 and 2005 (predecessor)

H.
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

50

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

51

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
10.10*	Registration Rights Agreement among ATS Corporation and the Principal Stockholders of Number Six Software, Inc. dated November 9, 2007
10.11	ATS Corporation 2006 Omnibus Incentive Compensation Plan, as amended (incorporated by reference, to Exhibit 99.1 to Form S-8 filed September 14, 2007)
10.12	ATS Corporation 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Form S-8 filed September 14, 2007)
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
10.18	Restricted Share Award Agreement with Dr. Edward H. Bersoff dated March 19, 2007 (incorporated by reference to Exhibit 10.2 on a Current Report on Form 8-K filed March 21, 2007)
10.19	Restricted Share Award Agreement with Pamela A. Little dated May 4, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2007)

52

10.20	Restricted Share Award Agreement with George Troendle dated June 18, 2007 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2007)
10.21	Restricted Share Award Agreement with Ginger Lew dated June 18, 2007 (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2007)
10.22	Restricted Share Award Agreement with Joseph A. Saponaro dated March 29, 2007 (incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2007)
10.23	Restricted Share Award Agreement with Edward J. Smith dated March 29, 2007 (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 9, 2007)
10.24*	Restricted Share Award Agreement with Pamela A. Little dated December 17, 2007
10.25*	Restricted Share Award Agreement with Dr. Edward H. Bersoff dated December 17, 2007
10.26	Employment Agreement with Pamela A. Little dated February 3, 2008 (incorporated by reference to Exhibit 10.1 on a Current Report on Form 8-K filed February 6, 2008)
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

*
Previously filed as exhibits to the Form 10-K filed March 17, 2008.

53

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

                        /s/ Grant Thornton LLP

McLean, Virginia
March 17, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
ATS Corporation

        We have audited the accompanying balance sheet of ATS Corporation (formerly Federal Services Acquisition Corporation) (a development stage company) as of December 31, 2006, and the related statements of operations, changes in shareholders' equity and comprehensive income (loss), and cash flows for the year ended December 31, 2006, and for the period from April 12, 2005 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                        /s/ Grant Thornton LLP

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

ATS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor
			For the period from April 12, 2005 (date of inception) through December 31, 2005
	Years ended December 31,
	2007	2006
Net income (loss)	$(6,553,729)	$8,279,400	$(5,088,079)
Change in fair value of interest rate swap agreements	(417,771)	—	—

Comprehensive income	$(6,971,500)	$8,279,400	$(5,088,079)

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

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—INCOME (LOSS) PER SHARE (Continued)

        Weighted average common shares are calculated as follows:

	ATS Corporation (Successor)			ATSI (Predecessor)
	Years Ended December 31				Years Ended October 31,
				January 15, 2007
	2007	2006	2005		2006	2005
Income (Loss) from Continuing Operations	$(6,553,729)	$8,279,400	$(5,088,079)	$(5,031,946)	$500,195	$1,810,451

Loss from Discontinued Operations	—	—	—	—	1,325,074	2,851,682
Net Income (Loss)	$(6,553,729)	$8,279,400	$(5,088,079)	$(5,031,946)	$(824,879)	$(1,041,231)
Gain on derivative liabilities attributed to warrants	—	(5,880,000)	—	—	—	—
Net income (loss) allocable to common stockholders not subject to possible redemption	$(6,553,729)	$2,399,400	$(5,088,079)	$(5,031,946)	$(824,879)	$(1,041,231)

Weighted average number of shares outstanding
—basic	18,848,722	26,250,000	10,599,810	19,022,500	19,022,950	19,016,950
Shares from assumed conversion of options, warrants and restricted stock	—	3,887,477	—	—	345,372	365,165

—dilutive	18,848,722	30,137,477	10,599,810	19,022,500	19,368,322	19,382,115

Basic net income (loss) per share
—Continuing operations	(0.35)	0.32	(0.48)	(0.26)	0.03	0.10
—Discontinued operations	—	—	—	—	(0.07)	(0.15)

—Net income (loss)	(0.35)	0.32	(0.48)	(0.26)	(0.04)	(0.05)
Diluted net income (loss) per share
—Continuing operations	(0.35)	0.08	(0.48)	(0.26)	0.03	0.09
—Discontinued operations	—	—	—	—	(0.07)	(0.15)

—Net income (loss)	(0.35)	0.08	(0.48)	(0.26)	(0.04)	(0.06)

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

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant deferred tax assets (liability) are presented below:

	Successor			Predecessor
				Period from November 1, 2006 through January 15, 2007
	Year ended December 31,
					Year ended October 31, 2006
	2007	2006	2005
Deferred tax assets:
Reserves and accruals	$841,645	$—	$—	$1,234,072	$1,019,474
Stock-based compensation	304,921	—	—	—	—
Deferred rent	—	—	—	347,464	372,552
Capital loss on sale of ATS International	—	—	—	141,617	135,989
Net operating loss carry forward	526,130	—	—	1,405,551	418,420
Start up costs	461,209	502,744	34,629	—	—
Other	363,735	—	—	—	—

Total deferred tax assets	2,497,640	502,744	34,629	3,128,704	1,946,435
Valuation allowance	(141,617)	—	—	(496,552)	(494,805)

Total deferred tax assets net of valuation allowance	2,356,023	502,744	34,629	2,632,152	1,451,630

Deferred tax liabilities:
Goodwill and other intangible assets	(7,159,267)	—	—	—	—
Change in accounting method—cash basis to accrual	—	—	—	(1,607,240)	(3,217,920)
Prepaid expenses	(336,331)	—	—	(294,801)	(243,673)
Other	—	(40,489)	(15,714)	(119,216)	(121,210)

Total deferred tax liabilities	(7,495,598)	(40,489)	(15,714)	(2,021,257)	(3,582,803)

Net deferred tax asset (liability)	$(5,139,575)	$462,255	$18,915	$610,895	$(2,131,173)

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

Pyramid

        In January 2006, ATSI management decided to discontinue the operations of the Pyramid Products Solutions Group. The following represents the results of the operations of Pyramid:

Year Ended October 31, 2006
Revenue	$733,264
Loss before taxes	(1,725,455)
Net loss	(1,059,084)

NOTE 20—CUSTOMER INFORMATION

        Revenue by customer sector was as follows:

	Successor				Predecessor
	Year Ended December 31
($ in thousands)	2007		2006		January 15, 2007		October 31, 2006		October 31, 2005
Department of Defense	$21,275	19.9%	$—	—	$3,890	18.2%	$21,852	19.5%	$21,149	20.1%
Federal civilian agencies	53,633	50.2%	—	—	8,748	41.0%	56,147	50.0%	61,971	58.8%
Commercial and other	26,531	24.8%	—	—	6,409	30.1%	30,094	26.8%	18,079	17.2%
State & local government	5,448	5.1%	—	—	2,271	10.7%	4,161	3.7%	4,157	3.9%

Total	$106,887	100.0%	$—	—	$21,318	100.0%	$112,254	100.0%	$105,355	100.0%

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

ATS CORPORATION
April 4, 2008	By:	/s/ EDWARD H. BERSOFF Dr. Edward H. Bersoff Chairman, President and Chief Executive Officer

QuickLinks

EXPLANATORY NOTE
PART IV
  Item 15. Exhibits and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
ATS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
ATS CORPORATION CONSOLIDATED BALANCE SHEETS
ATS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
ATS CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
ATS CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
ATS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATS CORPORATION
  Item 15(a) 2. Supplementary Financial Data
SIGNATURES