Form 10-Q
period 2008-03-31
ATS CORP
filed 2008-05-12
CIK 1325460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of May 12, 2008 was 19,277,427.

ATS CORPORATION

ATS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$965,988	$1,901,977
Accounts receivable, net	37,444,641	31,191,784
Prepaid expenses	861,852	923,803
Income taxes receivable	722,004	3,493,319
Other current assets	35,652	16,663
Deferred income taxes, current	1,934,467	1,335,965

Total current assets	41,964,604	38,863,511

Property and equipment, net	1,257,576	1,501,409
Goodwill	107,608,943	107,600,686
Intangible assets, net	19,775,380	21,446,868
Restricted cash	1,292,205	1,278,489
Other assets	370,051	259,353

Total assets	$172,268,759	$170,950,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,670,191	$2,820,191
Capital leases – current portion	87,889	96,558
Accounts payable and accrued expenses	8,599,831	8,634,665
Accrued salaries and related taxes	3,736,075	4,425,966
Accrued vacation	2,761,756	2,479,540
Income taxes payable	229,467	1,926,225
Deferred revenue	1,746,958	2,164,574
Deferred rent – current portion	62,477	80,984

Total current liabilities	19,894,644	22,628,703
Long-term debt – net of current portion	49,334,983	45,604,958
Capital leases – net of current portion	66,086	87,078
Deferred rent – net of current portion	82,950	94,069
Other long-term liabilities ($1,800,391 and $678,678 at fair value, respectively)	1,846,367	724,654
Deferred income taxes	5,722,671	6,475,540

Total liabilities	76,947,701	75,615,002
Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock $.001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $.001 par value, 100,000,000 shares authorized,
27,607,682 and 27,529,010 shares issued, respectively, and 19,264,927 and 19,186,255 shares outstanding, respectively	2,761	2,753
Additional paid-in capital	129,794,646	129,384,746
Treasury stock, at cost	(30,272,007)	(30,272,007)
Accumulated deficit	(3,087,379)	(3,362,407)
Accumulated other comprehensive loss (net of $683,428 and $260,907 tax benefit, respectively)	(1,116,963)	(417,771)

Total shareholders’ equity	95,321,058	95,335,314

Total liabilities and shareholders’ equity	$172,268,759	$170,950,316

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Revenue	$34,876,525	$23,477,720

Operating costs and expenses
Direct costs	22,268,641	16,464,217
Selling, general and administrative expenses	9,449,681	5,970,982
Depreciation and amortization	2,042,608	926,162
Total operating costs and expenses	33,760,930	23,361,361

Operating income	1,112,595	116,359

Other (expense) income
Interest, net	(804,407)	143,451
Loss on warrant liabilities	—	(6,930,000)
Other income	70,877	735

Income (loss) before income taxes	379,065	(6,669,455)

Income tax expense	104,036	102,711

Net income (loss)	$275,029	$(6,772,166)

Weighted average number of shares outstanding
—basic	19,242,698	20,307,248
—diluted	19,242,698	20,307,248

Net income (loss) per share
—basic	$0.01	$(0.33)
—diluted	$0.01	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$275,029	$(6,772,166)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	2,042,608	892,569
Stock-based compensation	323,895	600,670
Deferred income taxes	(774,136)	(1,947,134)
Deferred rent	(29,626)	—
Gain on disposal of equipment	(1,058)	—
Loss on warrant liabilities	—	6,930,000
Bad debt	164,787	—
Miscellaneous income	(1,433)	—

Changes in assets and liabilities, net of effects of acquisitions and adjustments related to other comprehensive loss:
Accounts receivable	(6,417,644)	(1,519,877)
Prepaid expenses and other current assets	42,962	(3,586,206)
Restricted cash	(13,716)	(12,899)
Other assets	(110,698)	284,248
Accrued interest payable and receivable	17,283	—
Accounts payable and other accrued expenses	(41,997)	(251,351)
Accrued salaries and related taxes	(689,891)	(5,033,944)
Accrued vacation	282,216	285,065
Income taxes payable and receivable	919,843	1,432,229
Other current liabilities	(417,616)	(47,222)
Other long-term liabilities	—	(113,221)

Net cash used in operating activities	(4,429,192)	(8,859,239)

Cash flows from investing activities
Purchase of property and equipment	(130,748)	(10,308)
Proceeds from disposals of equipment	4,519	—
Acquisitions of businesses – net of cash acquired	(18,377)	(80,356,399)
Sale of U.S. government securities held in trust fund	—	121,024,475
Release of cash held in trust fund	—	1,332

Net cash (used in) provided by investing activities	(144,606)	40,659,100

Cash flows from financing activities
Net borrowings on lines-of-credit	4,375,858	—
Payments on notes payable	(795,833)	—
Payments on capital leases	(28,229)	(13,203)
Proceeds from stock issued regarding Employee Stock Purchase Plan	86,013	—
Payments to repurchase treasury stock	—	(30,272,007)

Net cash provided by (used in) financing activities	3,637,809	(30,285,210)

Net (decrease) increase in cash	(935,989)	1,514,651

Cash, beginning of period	1,901,977	213,395

Cash, end of period	$965,988	$1,728,046

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$1,308,333	$569,866
Income tax refunds	1,350,000	—
Interest paid	821,284	5,427
Interest received	34,160	153,349
Non-cash financing activities and adjustment to other comprehensive loss:
Issuance of stock related to acquisition of businesses	—	1,200,000
Notes payable issued related to acquisition of businesses	—	86,857
Unrealized other comprehensive loss on interest rate swap – net of tax	(699,192)	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Principles of Consolidation - The consolidated financial statements include the accounts of ATS Corporation and its subsidiary (the “Company”).  All material intercompany accounts, transactions, and profits are eliminated in consolidation.  The 2007 financial statements reflect the results of operations of acquired companies from the date acquired.

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.  These statements include all adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations, and cash flows.  The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  These financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2007 Annual Report on Form 10-K.

Accounting Estimates – The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of the financial statements requires management to make estimates and judgements that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Financial Statements Reclassifications - Certain amounts on the prior period financial statements and related notes have been reclassified to conform to the 2008 presentation.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008.  The disclosure requirements of SFAS No. 157, which took effect on January 1, 2008, are presented in Note 4.  On January 1, 2009, the Company will implement the previously-deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value as required. The Company does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position or results of operations when they become effective.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. The adoption of SFAS No. 159 effective January 1, 2008 did not have a material impact on our consolidated financial statements.  The Company did not elect the fair value measurement option for any of our existing financial instruments.

Standards Issued But Not Yet Effective

In December 2007, the FASB issued SFAS No. 141(R)—Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces FASB Statement No. 141—Business Combinations. The new statement retains the fundamental requirements that the acquisition (or purchase) method of accounting be used for all business combinations and expands the definition of a business, thus increasing the number of transactions which may qualify as business combinations. Contingent consideration will be measured at fair value at the acquisition date, with changes in fair value recognized in earnings, and transaction-related expenses and restructuring costs will be expensed as incurred. Changes in acquired tax contingencies will be recognized in earnings if outside the purchase price allocation period (generally one year or less). Adjustments to finalize purchase price allocations will be shown as revised in future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Also, in the event of a bargain purchase (acquisition of a business at below fair market value of net assets acquired) a gain could be recognized, or in the event of a change in control of an existing investment, a gain or loss could be recognized. SFAS No. 141(R) will be applied prospectively to business acquisitions with acquisition dates on or after January 1, 2009. The Company is currently assessing the impact of adopting SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited.  Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations when it becomes effective in 2009, but may significantly affect the accounting for noncontrolling (or minority) interests from that date forward.

In March 2008, the FASB issued Statement SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires more disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company will adopt the provisions of SFAS No. 161 on January 1, 2009, which is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—RESTRICTED CASH

The Company is required to maintain $1,200,000 on deposit with a financial institution to support a bonding requirement for one of ATSI’s state contracts.  This amount, and accumulated interest earned thereon, are reflected in restricted cash in the accompanying consolidated balance sheets.

NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS

In order to manage interest rate fluctuation exposure on bank debt, the Company entered into an interest rate swap agreement with Bank of America on November 9, 2007 providing the Company an ability to eliminate the variability of interest expense based on $35 million of floating rate debt.  The purpose of the derivative instrument is to hedge cash flows and not for trading purposes.  The Company records cash payments and receipts related to its interest rate swap as adjustments to interest expense and as a component of operating cash flow.

A $1.8 million and $0.7 million liability are included in other long-term liabilities, as of March 31, 2008 and December 31, 2007, respectively, related to this interest rate swap, which is recorded at fair market value based upon an extrapolation of forward rates for the remaining term of the interest rate swap.  A $0.6 million loss related to a change in market value for this derivative, net of a tax benefit of $0.5 million, was recorded in other comprehensive loss for the three months ended March 31, 2008.

NOTE 5—STOCK PLANS AND STOCK-BASED COMPENSATION

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

Compensation Related to Options and Restricted Stock and selling expenses	March 31, 2008	March 31, 2007
Non-qualified stock option expense	$41,668	$600,670
Restricted stock	282,227	_
Total stock-based compensation expense	$323,895	$600,670

The fair value of options granted during the period ended March 31, 2008 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
2008
Expected dividend yield	0%
Expected volatility	38%
Risk free interest rate	4.4%
Expected life of options	5.8 years
Forfeiture rate	4%

NOTE 6—INCOME TAXES

The Company’s effective tax rates are based upon the estimated effective tax rate applicable for the full fiscal year which is 38.62%.

NOTE 7—INCOME (LOSS) PER SHARE

Basic and diluted earnings per share information is presented in accordance with SFAS No. 128, Earnings Per Share.  Basic earnings per share is calculated by dividing the net income attributable to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding which includes common stock equivalents.  The Company’s common stock equivalents include stock options, restricted stock units, and warrants.    The weighted average shares outstanding for the three months ending March 31, 2008 and 2007 exclude warrants and stock options to purchase approximately 37,415,423 and 42,755,754 shares, respectively, because such options or warrants have an exercise price in excess of the average market price of the Company’s common stock during the period.

NOTE 8—SEGMENT ACCOUNTING

The Company has only one reportable segment.

NOTE 9—SUBSEQUENT EVENT

Warrant Exchange Offer - On April 8, 2008, the Company announced an offer, to holders of all 36,380,195 outstanding, publicly-traded warrants, that would permit the exercise of the warrants on amended terms, for a limited time.  The offer modified the terms of the warrants to allow holders to receive one share of common stock for every 12.5 warrants surrendered, without paying a cash exercise price.  In addition, for each 10 warrants a holder tenders in the cashless exercise, the holder may also exercise one additional warrant by paying a reduced cash exercise price of $2.25 for one share of common stock.

If all of the outstanding warrants are tendered without payment of a cash exercise price, a maximum of 2,910,415 shares of common stock would be issued in exchange.  If the maximum number of outstanding warrants were tendered in conjunction with the cash exercise option, a maximum of 5,953,122 shares of common stock would be issued in exchange and the Company would receive $7.4 million in cash.  These amounts are theoretical maximums, without consideration for the actual distribution of specific amounts of warrants outstanding and the fact that no fractional shares will be issued.

The offer commenced on April 8, 2008, and was extended on May 2, 2008 until May 16, 2008.  Upon termination of the offer, the original terms of the warrants will be reinstituted and the warrants will expire on October 19, 2009, unless earlier redeemed according to their original terms.

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

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under “Item 1A. Risk Factors.”  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms “we” and “our” as used throughout this Quarterly Report on Form 10-Q refer to ATS Corporation and its consolidated subsidiary, unless otherwise indicated.

Overview

ATS Corporation (“ATSC” or the “Company”) was organized as a “blank check” company under the laws of the State of Delaware on April 12, 2005 and was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the federal services and defense industries. The Company acquired four companies in 2007.  Their results are included in the results of operations for 2007 from the dates of acquisition.  Calendar year 2008 is the first full year that ATSC is an operating company with the acquisitions fully integrated into its operations.

ATSC (www.atsva.com) is an information technology services firm serving both the government and commercial organizations, specializing in software and systems development, systems integration, information technology infrastructure and outsourcing, information sharing and consulting services.

Our diverse customer base consists primarily of U.S. government agencies. For the quarter ended March 31, 2008, ATSC generated approximately 44% of our revenues from federal civilian agencies, 29% from defense and homeland security agencies, 24% from commercial customers, including government-sponsored enterprises, and 3% from state and local customers. ATSC’s largest clients in the quarter ended March 31, 2008 were the U.S. Department of Housing and Urban Development (“HUD”), Fannie Mae, and the U.S. Coast Guard, representing approximately 18%, 10% and 9%, respectively, of our total revenue.

We derive substantially all of our revenues from fees for consulting services.  We generate these fees from contracts with various payment arrangements, including time and materials contracts and fixed-price contracts.  During the three months ended March 31, 2008, revenues from time and materials and fixed-price contracts were approximately 65% and 35%, respectively, of total revenues.  We typically issue monthly invoices to our clients for services rendered.  We recognize revenues on time and materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred.  We recognize revenues on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated costs.  However, if the contract is primarily for services. we recognize revenues on a straight-line basis over the term of the contract.  We recognize cost-type contracts to the extent of costs incurred plus a proportionate amount of fee earned.

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

In the three months ended March 31, 2008, we derived approximately 26% of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us.

Our most significant expense is direct cost, which consists primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects.  The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project.  As of March 31, 2008, we had 553 personnel that worked on our contracts.

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

Contract Backlog

We define backlog as the future revenue we expect to receive from our existing contracts and other current engagements.  We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised.  We do not include any estimate of revenue relating to potential future delivery orders that may be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity  (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms, an order under which potential further delivery orders or task orders may be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process.  Our backlog as at March 31, 2008, was approximately $197.2 million, of which $87.3 million was funded.

Recent Events

Warrant Exchange Offer

On April 8, 2008, we announced an offer, to holders of all 36,380,195 outstanding, publicly-traded warrants, that would permit the exercise of the warrants on amended terms, for a limited time.  The offer modified the terms of the warrants to allow holders to receive one share of common stock for every 12.5 warrants surrendered, without paying a cash exercise price.  In addition, for each 10 warrants a holder tenders in the cashless exercise, the holder may also exercise one additional warrant by paying a reduced cash exercise price of $2.25 for one share of common stock.

If all of the outstanding warrants are tendered without payment of a cash exercise price, a maximum of 2,910,415 shares of common stock would be issued in exchange.  If the maximum number of outstanding warrants were tendered in conjunction with the cash exercise option, a maximum of 5,953,122 shares of common stock would be issued in exchange and the Company would receive $7.4 million in cash.  These amounts are theoretical maximums, without consideration for the actual distribution of specific amounts of warrants outstanding and the fact that no fractional shares will be issued.

The offer commenced on April 8, 2008, and was extended on May 2, 2008 until May 16, 2008.  Upon termination of the offer, the original terms of the warrants will be reinstituted and the warrants will expire on October 19, 2009, unless earlier redeemed according to their original terms.

Results of Operations (unaudited)

Results of operations for the three months ended March 31, 2008 compared with the three months ended March 31, 2007 are presented below.

The following tables set forth certain financial data as dollars and as a percentage of revenues.

	For the Three		For the Three
	Months Ended		Months Ended
	March 31,		March 31,
	2008	%	2007	%

Revenue	$34,876,525		$23,477,720

Operating costs and expenses
Direct costs	22,268,641	63.8%	16,464,217	70.1%
Selling, general and administrative expenses	9,449,681	27.1%	5,970,982	25.5%
Depreciation and amortization	2,042,608	5.9%	926,162	3.9%

Total operating costs and expenses	33,760,930	96.8%	23,361,361	99.5%

Operating income	1,112,595	3.2%	116,359	0.5%

Other (expense) income
Interest, net	(804,407)	(2.3)%	143,451	0.6%
Loss on warrant liabilities	—	—	(6,930,000)	(29.5)%
Other income	70,877	0.2%	735	—

Income (loss) before income taxes	379,065	1.1%	(6,669,455)	(28.4)%

Income tax expense	104,036	0.3%	102,711	0.4%

Net Income (Loss)	$275,029	1.3%	$(6,772,166)	(28.8)%

Weighted average number of shares outstanding
—basic	19,242,698		20,307,248
—diluted	19,242,698		20,307,248

Net income (loss) per share
—basic	$0.01		$(0.33)
—diluted	$0.01		$(0.33)

Revenue – Revenue increased by $11.4 million, or 48%, to $34.9 million for the three months ended March 31, 2008.  The first quarter was strongly influenced by the acquisitions in 2007.  Revenue from commercial contracts increased $2.2 million to $8.3 million, or 36%.  Revenue from the civilian and defense divisions increased $9.2 million to $26.6 million, or 53%.  Growth with existing customers combined with revenue from new sources such as the United States Air Force and the United States Coast Guard have driven this increase.

Direct costs – Direct costs were 63.8% and 70.1% of revenue for the periods ended March 31, 2008 and 2007, an improvement of 6.3%.  Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and material and other direct costs (“ODCs”).  Material and ODCs are incurred in response to specific client tasks and may vary from period to period.  The single largest component of direct costs, direct labor, was $11.4 million and $7.0 million for the periods ended March 31, 2008 and 2007, respectively.  This increase was attributable to three full months of operations in the first quarter 2008 compared to two and one-half months in the first quarter 2007, as well as the effect of additional acquisitions in 2007.  Overall margins for the first quarter 2008 in the commercial division improved 1.5% over 2007 to 33.3% from 31.8%  This is attributable to higher margins associated with acquired commercial business in 2007.  Higher margins in the defense division are also driving this margin improvement.

Selling, general and administrative (“SG&A”) expenses – Components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses.  As a percentage of revenue, SG&A expenses were 27.1% and 25.5% for the periods ended March 31, 2008 and 2007, respectively.  Approximately 0.7% of this 1.6% increase was related to increased legal fees.  See Part II, Item 1 concerning legal proceedings.  Also, the business development function has been enhanced to address the expanded markets presented by the acquisitions made in 2007.

Depreciation and amortization – Amortization expenses increased to 5.9% of revenue for the three months ended March 31, 2008 compared to 3.9% for the period ended March 31, 2007.  This was directly related to additional intangible amortization expense associated with acquisitions in  2007.

Interest, net – The net change in interest (expense) income was $0.9 million for the three months ended March 31, 2008 compared with March 31, 2007.  This is a result of liquidating investments we held prior to the acquisition of Advanced Technology Systems, Inc, and borrowings to finance other acquisitions made in 2007, as well as interest on notes with the former owners of the acquired companies.

Financial Condition, Liquidity and Capital Resources

Financial Condition.  Total assets increased $1.3 million to $172.3 million as of March 31, 2008 compared to $171.0 million as of December 31, 2007.  This was primarily due to an increase in trade accounts receivable of $6.2 million and decreases in income taxes receivable of $2.8 million and net intangible assets of $1.7 million.  The increase in trade accounts receivable was due to issues related to the integration of acquired companies.

Our total liabilities increased $1.3 million to $76.9 million as of March 31, 2008 from $75.6 million as of December 31, 2007.  This was primarily caused by increased borrowings under our lines of credit of $4.4 million and decreases in taxes payable of $1.9 million and deferred taxes of $0.8 million.

Liquidity and Capital Resources.  Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to make selective strategic acquisitions.  We expect to meet our short-term requirements through funds generated from operations and from our $50 million line of credit facility.    As of March 31, 2008, we had an outstanding balance of $45.4 million on the line of credit.  As noted above, there was a large increase in accounts receivable in the first quarter.  The balance is expected to decline now that these integration efforts have been completed, thus reducing the outstanding balance on the line of credit.  This line of credit is considered adequate to meet the operations liquidity and capital requirements, as well as support our strategic acquisitions.

Net cash used by operating activities was $4.4 million for the three months ended March 31, 2008.  Cash used by operating activities was primarily driven by working capital changes, which were principally changes in accounts receivable as discussed above.

Net cash used by investing activities was $0.1 million for the three months ended March 31, 2008.

Net cash provided by financing activities was $3.6 million for the three months ended March 31, 2008.  This was used to fund most of the working capital growth during the first quarter.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

On May 12, 2008, ATSC and its lenders modified the terms of the Company’s credit agreement, effective March 31, 2008.  The facility is a three-year, secured facility that permits continuously renewable borrowings of up to $50.0 million, with an expiration date of June 4, 2010. The interest rate is based on LIBOR plus the applicable rate ranging from 200 to 350 basis points depending on the Company’s consolidated leverage ratio. The Company pays a fee in the amount of .20% to .375% on the unused portion of the facility, based on its consolidated leverage ratio, as defined in the agreement.  Any outstanding balances under the facility are due in full June 4, 2010.  The amended agreement places certain restrictions on the Company’s ability to make acquisitions.  It also requires the Company to reduce the principal amount on its loan outstanding by between 50% to 100% of the net cash proceeds from the sale or issuance of equity interests, other than the warrant exercise program currently in process.

Off-Balance Sheet Arrangements

As of the three months ended March 31, 2008, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2008 that require us to make future cash payments.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$1,851	$46,433	$—	$—	$48,284
Capital Leases	78	95	—	—	173
Operating Leases	1,997	4,528	5,267	8,445	20,237
Total	$3,926	51,056	$5,267	$8,445	$68,694

Recent Accounting Pronouncements

Adoption of New Accounting Standards.  In September 2006, the FASB issued “SFAS” No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008.  The disclosure requirements of SFAS No. 157 which took effect on January 1, 2008 are presented in Note 4.  On January 1, 2009, the Company will implement the previously-deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value as required. The Company does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position or results of operations when they become effective.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. The adoption of SFAS No. 159 effective January 1, 2008 did not have a material impact on our consolidated financial statements.  The Company did not elect the fair value measurement option for any of our existing financial instruments.

Standards Issued But Not Yet Effective.   In December 2007, the FASB issued SFAS No. 141(R)—Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces FASB Statement No. 141—Business Combinations. The new statement retains the fundamental requirements that the acquisition (or purchase) method of accounting be used for all business combinations and expands the definition of a business, thus increasing the number of transactions which may qualify as business combinations. Contingent consideration will be measured at fair value at the acquisition date, with changes in fair value recognized in earnings, and transaction-related expenses and restructuring costs will be expensed as incurred. Changes in acquired tax contingencies will be recognized in earnings if outside the purchase price allocation period (generally one year or less). Adjustments to finalize purchase price allocations will be shown as revised in future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Also, in the event of a bargain purchase (acquisition of a business at below fair market value of net assets acquired) a gain could be recognized, or in the event of a change in control of an existing investment a gain or loss could be recognized. SFAS No. 141(R) will be applied prospectively to business acquisitions with acquisition dates on or after January 1, 2009. The Company is currently assessing the impact of adopting SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited.  Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations when it becomes effective in 2009, but may significantly affect the accounting for noncontrolling (or minority) interests from that date forward.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires more disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company will adopt the provisions of SFAS No. 161 on January 1, 2009, which is not expected to have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for a portion of our borrowings under our credit facility.  As of March 31, 2008, we had an outstanding balance of $45.4 million under our variable interest rate line of credit.  In November 2007, we hedged the interest rate risk on $35 million of this debt by executing an interest rate swap as discussed in Note 4 of the financial statements.

Item 4. Controls and Procedures.

Our management performed an assessment, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2008 and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  The forms of certification are required in accordance with Section 302 of the Sarbanes – Oxley Act of 2002.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2008, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

We are a defendant in Maximus, Inc. vs. Advanced Technology Systems, Inc., pending in the Connecticut Superior Court, Hartford District.  The lawsuit asserts breach of contract and other claims related to a subcontract between Maximus and Advanced Technology Systems, Inc. (“ATSI”) associated with a prime contract between Maximus and the State of Connecticut.  The case was filed in August 2007 and is in the preliminary stages of discovery.  We have filed our answer and counterclaims, and Maximus’ response to our counterclaims is due May 24, 2008.  In addition, based on the claims asserted in the lawsuit, we have made an indemnification demand against the selling shareholders of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI.  That demand is subject to the dispute resolution process provided for in the stock purchase agreement.  This has been submitted to arbitration.

Item 1A. Risk Factors.

There are no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any equity securities this period.

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

On March 1, 2007, in connection with the closing of the acquisition of RISI, the Company issued 46,296 shares of common stock, valued at $0.2 million for purposes of the transaction, to the selling shareholders of RISI. The Company also issued a subordinated note to the selling shareholders, valued at $0.1 million. These shares and note constituted a portion of the transaction consideration. The issuance of the shares was exempt as a private placement pursuant to Section 4(2) of the Securities Act of 1933.

On September 1, 2007, in connection with the closing of the acquisition of PMG, the Company issued 134,408 shares of common stock, valued at $0.5 million for purposes of the transaction, to the selling shareholders of PMG. The Company also issued two subordinated notes to the selling stockholders, valued at $2.25 million.  These shares and notes constituted a portion of the transaction consideration. The issuance of the shares and notes was exempt as a private placement pursuant to Section 4(2) of the Securities Act of 1933.

On November 9, 2007, in connection with the closing of the acquisition of NSS, the Company issued 845,812 shares of common stock, valued at $3.05 million for purposes of the transaction, to the selling shareholders of NSS.  The Company also issued five subordinated notes to the selling shareholders, valued at $5.5 million.  These shares and notes constituted a portion of the transaction consideration.  The issuance of the shares and notes was exempt as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In lieu of cash for director fee compensation, a total of 11,462 shares of unregistered stock, valued at approximately $42,650, were issued to six directors of the Company on July 20, 2007, a total of 11,619 shares of unregistered stock, valued at approximately $42,650, were issued to six directors of the Company on October 16, 2007, and a total of 9,999 shares of unregistered stock, valued at approximately $36,000 were issued to six directors of the Company on January 11, 2008, and a total of 62,606 shares of unregistered stock valued at approximately $144,000 were issued to five directors of the Company on May 7, 2008.  The issuances of these shares are exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Nothing was brought before the security holders for consideration during the quarter ended March 31, 2008.  The Company, however, held a meeting of the security holders on Wednesday May 7, 2008.  At this meeting, Joesph Saponaro and Peter Schulte were re-elected as directors of ATSC, the 2007 Employee Stock Purchase Plan was approved and Grant Thornton LLP was appointed as the external auditor for 2008.

Item 5.  Other Information.

On May 12, 2008, ATS Corporation, a Delaware corporation (“ATS”), with Bank of America, N.A., as lenders’ agent and their other lenders and the guarantors listed on the signature page thereto, modified their existing credit agreement by entering into an Amendment No. 3 to Credit Agreement (the “Third Amendment”),  Capitalized terms used in this summary have the same meanings assigned to them in the Third Amendment.  The following primary changes were made pursuant to such Third Amendment:  (i) amendment of the financial covenants to revise the required Consolidated Leverage Ratios, the required minimum Consolidated EBITDA, the required Consolidated Asset Coverage Ratio, and the required Consolidated Fixed Charge Coverage Ratios; (ii) inclusion of a requirement of the Lenders’ consent to acquisitions, if the pro forma Consolidated Leverage Ratio exceeds 2.50 to 1.00; (iii) inclusion of a new requirement that, depending on the Consolidated Leverage Ratio, either 50% or 100% of the Net Cash Proceeds from ATS’ sale of Equity Interests shall be applied to prepay the Loans (provided, however, that this prepayment requirement does not apply to either proceeds from the sale of the ATS Early Warrant Exercise Program effective as of April 8, 2008, or sales or issuances of Equity Interests to ATS); (iv)  adjustmentof the due date for the accounts receivable aging report and accounts payable aging report from ATS to 30 days after the end of each month; and (v) modification of the interest rate applicable to loans outstanding under the Third Amendment (with interest continuing to be based on LIBOR, but with increments ranging from 200 basis points to 350 basis points, depending on the Consolidated Leverage Ratio).  This description of the Third Amendment is qualified in its entirety by the full text of the Third Amendment attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference.

Item 6.  Exhibits.

Exhibit Number	Description

10.1	Amendment No. 3 to Credit Agreement
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATS Corporation

	By:	/s/ Edward H. Bersoff
Chairman of the Board and
Chief Executive Officer

	By:	/s/ Pamela A. Little
Chief Financial Officer
Date: May 12, 2008