Form 10-Q
period 2008-06-30
ATS CORP
filed 2008-08-11
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0-51552

ATS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-3747850
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7925 Jones Branch Drive

McLean, Virginia 22102

(Address of principal executive offices)

(571) 766-2400

(Registrant’s telephone number, including area code)

7915 Jones Branch Drive

McLean, Virginia 22102

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of August 5, 2008 was 22,381,860.

ATS CORPORATION

ATS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$13,774	$1,901,977
Accounts receivable, net	36,258,977	31,191,784
Prepaid expenses	936,597	923,803
Income taxes receivable	873,090	3,493,319
Inventory	123,158	—
Other current assets	4,037	16,663
Deferred income taxes, current	1,135,949	1,335,965

Total current assets	39,345,582	38,863,511

Property and equipment, net	3,996,914	1,501,409
Goodwill	107,630,414	107,600,686
Intangible assets, net	18,104,387	21,446,868
Restricted cash	1,300,488	1,278,489
Other assets	570,620	259,353

Total assets	$170,948,405	$170,950,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,670,191	$2,820,191
Capital leases – current portion	83,228	96,558
Accounts payable and accrued expenses	8,128,786	8,634,665
Accrued salaries and related taxes	3,033,769	4,425,966
Accrued vacation	2,874,082	2,479,540
Income taxes payable	—	1,926,225
Deferred revenue	1,534,300	2,164,574
Deferred rent – current portion	373,548	80,984

Total current liabilities	18,697,904	22,628,703
Long-term debt – net of current portion	47,056,541	45,604,958
Capital leases – net of current portion	44,697	87,078
Deferred rent – net of current portion	2,938,773	94,069
Other long-term liabilities (at fair value)	816,304	678,678
Deposits	—	45,976
Deferred income taxes	4,594,101	6,475,540

Total liabilities	74,148,320	75,615,002
Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock $.001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $.001 par value, 100,000,000 shares authorized, 30,724,615 and 27,529,010 shares issued, respectively, and 22,381,860 and 19,186,255 shares outstanding, respectively	3,072	2,753
Additional paid-in capital	130,595,982	129,384,746
Treasury stock, at cost, 8,342,755 and 8,342,755 shares held, respectively	(30,272,007)	(30,272,007)
Accumulated deficit	(3,020,527)	(3,362,407)
Accumulated other comprehensive loss (net of tax benefit of $309,869 and $260,907, respectively)	(506,435)	(417,771)

Total shareholders’ equity	96,800,085	95,335,314

Total liabilities and shareholders’ equity	$170,948,405	$170,950,316

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$33,788,772	$26,247,681	$68,662,297	$49,725,401

Operating costs and expenses
Direct costs	22,964,775	18,705,377	45,233,416	35,169,594
Selling, general and administrative expenses	7,764,830	6,179,367	17,214,511	12,155,875
Depreciation and amortization	2,034,302	1,083,404	4,076,910	2,004,040
Total operating costs and expenses	32,763,907	25,968,148	66,524,837	49,329,509

Operating income	1,024,865	279,533	2,137,460	395,892

Other (expense) income
Interest, net	(944,729)	7,537	(1,749,136)	150,988
Loss on warrant liabilities	—	—	—	(6,930,000)
Other income	(4,705)	9,019	66,172	9,754

Income (loss) before income taxes	75,431	296,089	454,496	(6,373,366)

Income tax expense	8,579	171,461	112,615	274,172

Net income (loss)	$66,852	$124,628	$341,881	$(6,647,538)

Weighted average number of shares outstanding
—basic	20,410,516	18,133,828	19,706,731	19,214,534
—diluted	20,465,439	18,440,030	19,734,193	19,214,534

Net income (loss) per share
—basic	$0.00	$0.01	$0.02	$(0.35)
—diluted	$0.00	$0.01	$0.02	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$341,881	$(6,647,538)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	4,076,910	2,004,040
Stock-based compensation	765,266	709,519
Deferred income taxes	(1,507,705)	(1,816,378)
Deferred rent	(40,990)	—
Gain on disposal of equipment	(16,638)	—
Loss on warrant liabilities	—	6,930,000
Provision for bad debt	92,780	—
Interest on notes payable	—	1,354

Changes in assets and liabilities, net of effects of acquisitions and adjustments related to other comprehensive loss:
Accounts receivable	(5,159,974)	(6,497,779)
Prepaid expenses and other current assets	(12,794)	(496,748)
Restricted cash	(21,999)	(28,706)
Other assets	(608,511)	283,359
Accrued interest payable and receivable	(123,158)	—
Accounts payable and other accrued expenses	(773,013)	(387,770)
Accrued salaries and related taxes	(1,392,197)	(4,473,193)
Accrued vacation	394,542	404,518
Income taxes payable and receivable	879,118	689,421
Other current liabilities	(347,088)	(76,985)
Other long-term liabilities	(45,976)	(234,328)

Net cash used in operating activities	(3,499,546)	(9,637,214)

Cash flows from investing activities
Purchase of property and equipment	(57,574)	(325,836)
Proceeds from disposals of equipment	21,103	—
Acquisitions of businesses — net of cash acquired	(45,779)	(80,393,917)
Sale of U.S. government securities held in trust fund	—	121,024,475
Release of cash held in trust fund	—	1,332

Net cash (used in) provided by investing activities	(82,250)	40,306,054

Cash flows from financing activities
Borrowings on lines of credit	30,451,556	—
Payments on lines of credit	(27,708,307)	—
Payments on notes payable	(1,441,667)	—
Payments on capital leases	(54,279)	(33,231)
Proceeds from stock issued regarding Employee Stock Purchase Plan	211,813	—
Proceeds from exchange of stock for warrants, net of expense	234,477	—
Purchase of stock purchase warrants	—	(350,722)
Payments to repurchase treasury stock	—	(30,272,007)

Net cash provided by (used in) financing activities	1,693,593	(30,655,960)

Net (decrease) increase in cash	(1,888,203)	12,880

Cash, beginning of period	1,901,977	213,395

Cash, end of period	$13,774	$226,275

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$2,401,682	$569,866
Income tax refunds	1,350,000	—
Interest paid	821,284	5,427
Interest received	34,160	153,349
Non-cash investing and financing activities:
Increase in fixed assets due to build-out allowance	3,178,257	—
Increase in deferred revenue due to build-out allowance	(3,178,257)	—
Issuance of stock related to acquisition of businesses	—	1,200,000
Notes payable issued related to acquisition of businesses	—	86,857

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Principles of Consolidation – The consolidated financial statements include the accounts of ATS Corporation (“ATSC”) and its subsidiary Advanced Technology Systems, Inc. (“ATSI”), (collectively the “Company”).  All material intercompany accounts, transactions, and profits are eliminated in consolidation.  The 2007 statements of operations and cash flows reflect the activities of acquired companies from the date acquired.

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.  These statements include all adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations, and cash flows.  Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those instructions, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2007 Annual Report on Form 10-K.  The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

Accounting Estimates – The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Financial Statements Reclassifications – Certain amounts on the prior period financial statements and related notes have been reclassified to conform to the 2008 presentation.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on our consolidated financial statements.  The Company did not elect the fair value measurement option for any of our existing financial instruments.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited.  Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations when it becomes effective in 2009, but may significantly affect the accounting for noncontrolling (or minority) interests from that date forward.

In March 2008, the FASB issued Statement SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires more disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company will adopt the provisions of SFAS No. 161 on January 1, 2009, which is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—RESTRICTED CASH

The Company is required to maintain $1.2 million on deposit with a financial institution to support a bonding requirement for one of the ATSI state contracts.  This amount, and accumulated interest of $100,488 earned thereon as of June 30, 2008, is reflected in restricted cash in the accompanying consolidated balance sheets.

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

A $816,000 and $679,000 liability are included in other long-term liabilities, as of June 30, 2008 and December 31, 2007, respectively, related to this interest rate swap. This valuation method, which is consistent with the second highest level of the valuation hierarchy described in SFAS 157, Fair Value Measurements, is fair market value based upon an extrapolation of forward rates for the remaining term of the interest rate swap.  An $89,000 loss related to a change in market value for this derivative, net of a tax benefit of $54,000, was recorded in other comprehensive loss for the six months ended June 30, 2008.

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

Compensation Related to Options and Restricted	Six Months Ended	Six Months Ended
Stock and Selling Expenses	June 30, 2008	June 30, 2007
Non-qualified stock option expense	$—	$591,000
Incentive stock options	90,000	34,000
Restricted stock	495,000	85,000
Stock grants to Directors in lieu of cash	180,000	—
Total stock-based compensation expense	$765,000	$710,000

The fair value of options granted during the period ended June 30, 2008 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six months Ended June 30,
2008
Expected dividend yield	0%
Expected volatility	38.9%
Risk free interest rate	2.99%
Expected life of options	6.25 years
Forfeiture rate	4.25%

	Options Outstanding			Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
Exercise	Number	Life in	Exercise	Number	Exercise
Prices	Outstanding	Years	Price	Exercisable	Price
$2.15	178,500	9.92	$2.15	—	$—
3.40	170,000	9.46	3.40	—	—
3.50	60,000	9.36	3.50	—	—
3.67	30,000	9.25	3.67	—	—
3.75	4,500	9.04	3.75	—	—
3.85	4,500	8.83	3.85	1,125	3.85
4.32	15,000	8.66	4.32	3,750	4.32
4.88	120,000	8.65	4.88	30,000	4.88
	582,500	8.08	$3.09	34,875	$4.87

NOTE 6—INCOME (LOSS) PER SHARE

Basic and diluted earnings per share information is presented in accordance with SFAS No. 128, Earnings Per Share.  Basic earnings per share is calculated by dividing the net income attributable to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding which includes common stock equivalents.  The Company’s common stock equivalents include stock options, restricted stock units, and warrants.  The weighted average shares outstanding for the three months ended June 30, 2008 and 2007 exclude restricted shares, warrants and stock options to purchase approximately 3,507,752 and 41,658,967 shares, respectively, because such options or warrants have an exercise price in excess of the average market price of the Company’s common stock during the period. The weighted average shares outstanding for the six months ending June 30, 2008 and 2007 exclude restricted shares, warrants and stock options to purchase approximately 3,535,213 and 41,979,501 shares, respectively, because such options or warrants have an exercise price in excess of the average market price of the Company’s common stock during the period.

NOTE 7—SEGMENT ACCOUNTING

The Company has only one reportable segment.

NOTE 8—WARRANT EXCHANGE OFFER

On April 8, 2008, we announced an offer to holders of all 36,380,195 outstanding, publicly-traded warrants, that would permit the exercise of the warrants on amended terms, for a limited time.  The offer modified the terms of the warrants to allow holders to receive one share of common stock for every 12.5 warrants surrendered, without paying a cash exercise price.  In addition, for each 10 warrants a holder tendered in the cashless exercise, the holder could also exercise one additional warrant by paying a reduced cash exercise price of $2.25 for one share of common stock.

The offer commenced on April 8, 2008, and was extended on May 2, 2008 until May 16, 2008.  Under the tender offer, a total of 33,400,020 warrants were exercised (approximately 92% of the 36,380,195 publicly traded warrants issued in the initial public offering of our predecessor, Federal Services Acquisition Corporation).  This consisted of 33,073,703 warrants tendered for cashless exercise in exchange for 2,645,887 shares of common stock (on the basis of 12.5 warrants for 1 share of common stock), and 326,317 warrants exercised by payment of a reduced cash price of $2.25 per share.  As a result of the exercise of warrants, 2,972,204 new shares of common stock were issued. Cash received by the Company was $734,192 and expenses were $499,715.  The warrants that were not exercised during the tender offer had their original terms reinstituted and will expire on October 19, 2009, unless earlier exercised in accordance with their original terms.

NOTE 9—CREDIT FACILITY

On May 12, 2008, ATSC, with Bank of America, N.A., as lenders’ agent and their other lenders and the guarantors listed on the signature page thereto, modified their existing credit agreement by entering into an Amendment No. 3 to Credit Agreement (the “Third Amendment”),  Capitalized terms used in this summary have the same meanings assigned to them in the Third Amendment.  The following primary changes were made pursuant to such Third Amendment:  (i) amendment of the financial covenants to revise the required Consolidated Leverage Ratios, the required minimum Consolidated EBITDA, the required Consolidated Asset Coverage Ratio, and the required Consolidated Fixed Charge Coverage Ratios; (ii) inclusion of a requirement of the Lenders’ consent to acquisitions, if the pro forma Consolidated Leverage Ratio exceeds 2.50 to 1.00; (iii) inclusion of a new requirement that, depending on the Consolidated Leverage Ratio, either 50% or 100% of the Net Cash Proceeds from ATSC’s sale of Equity Interests shall be applied to prepay the Loans (provided, however, that this prepayment requirement does not apply to either proceeds from the sale of the ATSC Early Warrant Exercise Program effective as of April 8, 2008, or sales or issuances of Equity Interests to ATSC); (iv)  adjustment of the due date for the accounts receivable aging report and accounts payable aging report from ATSC to 30 days after the end of each month; and (v) modification of the interest rate applicable to loans outstanding under the Third Amendment (with interest continuing to be based on LIBOR, but with increments ranging from 200 basis points to 350 basis points, depending on the Consolidated Leverage Ratio).  This description of the Third Amendment is qualified in its entirety by the full text of the Third Amendment attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q dated March 31, 2008.

NOTE 10—SUBSEQUENT EVENTS

On August 4, 2008, the Company and Dr. Edward H. Bersoff, the Company’s Chairman, President and Chief Executive Officer, amended Dr. Bersoff’s employment agreement, extending his employment term as Chief Executive Officer through December 31, 2009.    The Company originally entered into an employment agreement with Dr.  Bersoff on March 19, 2007, who had been serving in that capacity since January 16, 2007.

On August 7, 2008, the Company announced that George Troendle has been appointed the Chief Operating Officer of the Company effective August 11, 2008.  Mr. Troendle submitted his resignation as a director of the Company on August 7, 2008 to be effective with his appointment as the Chief Operating Officer on August 11, 2008.  Mr. Troendle has served as a director since June 11, 2007.  Mr. Troendle was the founder, Chief Executive Officer and a Director of Resource Consultants Inc. (“RCI”), a broadly diversified technology company, specializing in support of government agencies, particularly defense and homeland security.  In 2005, RCI became part of Serco North America, a $500 million division of Serco Group, a $3.5 billion international services company specializing in government operations.  Mr. Troendle became President of Serco North America and served in that capacity until stepping down in 2006.  Prior to founding RCI, Mr. Troendle was one of three executives running a major division of Advanced Technology, Inc., a 300-employee technology company primarily supporting the Department of the Navy. Mr. Troendle graduated from Georgetown University with both an M.A. and B.A. in Economics.

On August 7, 2008 Mr. Troendle entered into an employment agreement (the “Agreement”) with the Company effective August 11, 2008.  The terms of the Agreement provide for a base salary of $300,000, with an annual performance bonus of up to 60% of base salary at target performance and health, life and disability insurance consistent with that of other Company executives.  The Agreement provides for 12 months’ severance in the case of his involuntary termination (other than upon a change in control) throughout the Agreement’s term which extends until December 31, 2010.  The severance payment would be calculated based on his then current annual base salary and a bonus component, as provided for in the Agreement.  In the event the Company is merged or purchased by a third party and the Company’s shareholders immediately prior to the transaction retain less than 50% of the surviving entity, and Mr. Troendle is terminated involuntarily by the acquiring entity or terminated voluntarily for “good reason,” then he would receive his then current base salary and target bonus for 12 months.

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

•                  risks related to our business, including our dependence on contracts with U.S. Federal Government agencies and departments, continued good relations, and being successful in competitive bidding, with those customers;

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

The terms “we” and “our” as used throughout this Quarterly Report on Form 10-Q refer to ATS Corporation and Advanced Technology Systems, Inc., the wholly-owned subsidiary of ATSC, unless otherwise indicated.

Overview

ATS Corporation was organized as a “blank check” company under the laws of the State of Delaware on April 12, 2005 and was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the federal services and defense industries. ATSC acquired four companies in 2007.  Their results are included in the results of operations for 2007 from the dates of acquisition.  Calendar year 2008 is the first full year that ATSC is an operating company with the acquisitions fully integrated into its operations.

ATSC (www.atsva.com) is an information technology services firm serving both the government and commercial organizations, specializing in software and systems development, systems integration, information technology infrastructure and outsourcing, information sharing and consulting services.

Our diverse customer base consists primarily of U.S. government agencies. For the quarter ended June 30, 2008, we generated approximately 36% of our revenue from federal civilian agencies, 40% from defense and homeland security agencies, 21% from commercial customers, including government-sponsored enterprises, and 3% from state and local customers. Our largest clients in the quarter ended June 30, 2008 were the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Coast Guard, and Fannie Mae, representing approximately 15%, 12% and 10%, respectively, of total revenue.

We derive substantially all of our revenues from fees for consulting services.  We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-type contracts.  During the six months ended June 30, 2008, revenue from time and materials and fixed-price contracts were approximately 66% and 34% respectively, of total revenue.  We typically issue monthly invoices to our clients for services rendered.  We recognize revenue on time and materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred.  We recognize revenue on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated cost.  However, if the contract is primarily for services, we recognize revenue on a straight-line basis over the term of the contract.  We recognize revenue from cost-type contracts to the extent of costs incurred plus a proportionate amount of the fee earned.

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

In the six months ended June 30, 2008, we derived approximately 19% of our revenue through relationships with prime contractors, who contract directly with the end-client and subcontract with us.

Our most significant expense is direct cost, which consists primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects.  The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project.  As of June 30, 2008, we had 619 personnel that worked on our contracts.

General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, sales and marketing personnel, and costs associated with marketing and bidding on future projects, unassigned consulting personnel, personnel training, occupancy costs, depreciation and amortization, travel and all other corporate costs.

Contract Backlog

We define backlog as the future revenue we expect to receive from our existing contracts and other current engagements.  We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised.  We do not include any estimate of revenue relating to potential future delivery orders that may be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity  (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms, an order under which potential further delivery orders or task orders may be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process.  Our backlog as of June 30, 2008 was approximately $187.1 million, of which $77.1 million was funded.

Recent Events

Warrant Exchange Offer

On April 8, 2008, we announced an offer to holders of all 36,380,195 outstanding, publicly-traded warrants, that would permit the exercise of the warrants on amended terms, for a limited time.  The offer modified the terms of the warrants to allow holders to receive one share of common stock for every 12.5 warrants surrendered, without paying a cash exercise price.  In addition, for each 10 warrants a holder tendered in the cashless exercise, the holder could also exercise one additional warrant by paying a reduced cash exercise price of $2.25 for one share of common stock.

The offer commenced on April 8, 2008, and was extended on May 2, 2008 until May 16, 2008.  Under the tender offer, a total of 33,400,020 warrants were exercised (approximately 92% of the 36,380,195 publicly traded warrants issued in the initial public offering of our predecessor, Federal Services Acquisition Corporation).  This consisted of 33,073,703 warrants tendered for cashless exercise in exchange for 2,645,887 shares of common stock (on the basis of 12.5 warrants for 1 share of common stock), and 326,317 warrants exercised by payment of a reduced cash price of $2.25 per share.  As a result of the exercise of warrants, 2,972,204 new shares of common stock were issued.  Cash received by the Company was $734,192 and expenses were $499,715.  The warrants that were not exercised during the tender offer had their original terms reinstituted and will expire on October 19, 2009, unless earlier exercised in accordance with their original terms.

Change Of Address Of Corporate Headquarters

On February 11, 2008, the Company executed a new lease, with West*Group Properties, LLC, at 7925 Jones Branch Drive, McLean, Virginia, with the intent of relocating its principal executive offices from 7915 Jones Branch Drive, McLean, Virginia.  The details of this new lease and a copy thereof were filed as a part of a Form 8-K dated February 11, 2008.  On June 1, 2008, the Company officially relocated, in effect terminating the prior lease at the 7915 Jones Branch Drive location.

The new lease agreement included provisions for a build-out allowance of approximately $3,200,000. Of this amount, approximately $2,175,000 was used to prepare the building for occupancy and $1,025,000 was used to purchase additional capital assets, including a telephone system, for the Company’s use. In accordance with generally accepted accounting principles, these amounts will be capitalized and depreciated over their expected useful lives. The Company will amortize leasehold improvements over the shorter of their estimated useful lives or the initial term of the lease.

In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, the Company includes the build-out period in the calculations of rent expense and construction allowance amortization.  Additionally, in accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, the Company classifies construction allowances on its Consolidated Financial Statements as deferred credits, which are amortized as a reduction to rent expense. Construction allowances are presented within operating activities on our Consolidated Statements of Cash Flows as supplemental disclosures.

Results of Operations (unaudited)

Results of operations for the three and six months ended June 30, 2008 compared with the three and six months ended June 30, 2007 are presented below.

The following table sets forth certain financial data as dollars and as a percentage of revenue.

	For the Three		For the Three		For the Six		For the Six
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	%	2007	%	2008	%	2007	%

Revenue	$33,788,772		$26,247,681		$68,662,297		$49,725,401

Operating costs and expenses
Direct costs	22,964,775	68.0%	18,705,377	71.3%	45,233,416	65.9%	35,169,594	70.7%
Selling, general and administrative expenses	7,764,830	23.0%	6,179,367	23.5%	17,214,511	25.1%	12,155,875	24.4%
Depreciation and amortization	2,034,302	6.0%	1,083,404	4.1%	4,076,910	5.9%	2,004,040	4.0%

Total operating costs and expenses	32,763,907	97.0%	25,968,148	98.9%	66,524,837	96.9%	49,329,509	99.2%

Operating income	1,024,865	3.0%	279,553	1.1%	2,137,460	3.1%	395,892	0.8%

Other (expense) income
Interest Income (Expense), net	(944,729)	(2.8)%	7,537	0.0%	(1,749,136)	(2.5)%	150,988	0.3%
Loss on warrant liabilities	—	—	—	—	—	—	(6,930,000)	(13.9)%
Other income	(4,705)	(0.0)%	9,019	0.0	66,172	0.1%	9,754	0.0%

Income (loss) before income taxes	75,431	0.2%	296,089	1.1%	454,496	0.7%	(6,373,366)	(12.8)%

Income tax expense	8,579	0.2%	171,461	0.7%	112,615	0.2%	274,172	0.6%

Net Income (loss)	$66,852	0.0%	$124,628	0.5%	$341,881	0.4%	$(6,647,538)	(13.4)%

Weighted average number of shares outstanding
—basic	20,410,516		18,133,828		19,706,731		19,214,534
—diluted	20,465,439		18,440,030		19,734,193		19,214,534

Net income (loss) per share
—basic	$0.00		$0.01		$0.02		$(0.35)
—diluted	$0.00		$0.01		$0.02		$(0.35)

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007.

Revenue – Revenue increased by $7.5 million, or 29%, to $33.8 million for the three months ended June 30, 2008.  Comparisons to prior periods are strongly affected by the acquisitions in 2007, which added to our revenue base.  Revenue from commercial contracts increased $0.7 million to $7.2 million, or 11%.  This increase was driven primarily by increased revenue from existing customers, as well as new sources such as IBM, CareFirst and Blue Cross Blue Shield.  Revenue from the civilian and defense customers increased $6.1 million to $26.6 million, or 30%.  Growth with existing customers such as HUD and the Department of Education combined with revenue from new sources such as the United States Air Force and the United States Coast Guard have driven this increase.

Direct costs – Direct costs were 68.0% and 71.3% of revenue for the three month periods ended June 30, 2008 and 2007 respectively, an improvement of 3.3%.  Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and material and other direct costs (“ODCs”).  Material and ODCs are incurred in response to specific client tasks and may vary from period to period.  The single largest component of direct costs, direct labor, was $11.0 million and $9.9 million for the three month periods ended June 30, 2008 and 2007, respectively. Overall margins for the second quarter 2008 improved 3.3% over 2007 to 32.0% from 28.7%  This is partly attributable to higher margins associated with commercial business acquired in 2007.  Also, several HUD contracts have successfully transitioned from the development phase to on-going maintenance and support, which is more profitable.  Increased business with the U.S. Coast Guard has generated higher margins as well.

Selling, general and administrative (“SG&A”) expenses – Components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses.  As a percentage of revenue, SG&A expenses were 23.0% and 23.5% for the three month periods ended June 30, 2008 and 2007, respectively.  Reduced spending on legal and accounting fees, as well as a reduction in indirect labor costs, have contributed to this improvement.

Depreciation and amortization – Amortization expense increased to 6.0% of revenue for the three months ended June 30, 2008 compared to 4.1% for the three month period ended June 30, 2007.  This was directly related to additional intangible amortization expense associated with acquisitions in 2007.

Interest, net – The net change in interest (expense) income was $0.9 million for the three month period ended June 30, 2008 compared with the three month period ended June 30, 2007.  This is a result of borrowings to finance acquisitions made in 2007, as well as interest on notes with the former owners of the acquired companies.

Income taxes – For the three months ended June 30, 2008 and 2007, the Company reported income tax expense of $8.6 thousand and $171.5 thousand, respectively.  Income tax expense was higher for the three months ended June 30, 2007 due to higher pre-tax net income.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007.

Revenue – Revenue increased by $18.9 million, or 38%, to $68.7 million for the six months ended June 30, 2008.  Comparisons to prior periods are strongly affected by the acquisitions in 2007, which added to our revenue base.  Revenue from commercial contracts increased $3.0 million to $15.6 million, or 23.7%.  This increase was driven primarily by increased revenue from existing customers, as well as new sources such as IBM, CareFirst and Blue Cross Blue Shield.  Revenue from the civilian and defense customers increased $15.2 million to $53.1 million, or 40.2%.  Growth with existing customers such as HUD and the Department of Education combined with revenue from new sources such as the United States Air Force and the United States Coast Guard have driven this increase.

Direct costs – Direct costs were 65.9% and 70.7% of revenue for the six month periods ended June 30, 2008 and 2007, an improvement of 4.8%.  Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and material and other direct costs (“ODCs”).  Material and ODCs are incurred in response to specific client tasks and may vary from period to period.  The single largest component of direct costs, direct labor, was $22.4 million and $15.6 million for the six month periods ended June 30, 2008 and 2007, respectively.  Overall margins for the first half of improved 3.4% over 2007 to 31.3% from 27.9%  This is attributable to higher margins associated with commercial business acquired in 2007, as well as several HUD contracts having successfully transitioned from the lower-margin development phase to the higher-margin on-going maintenance and support phase.  Higher margins in the defense division, 33.6% in 2008 versus 29.6% in 2007, are also driving this margin improvement.  Much of this increase is due to a higher percentage of business with the U.S. Coast Guard which has higher margins.

Selling, general and administrative (“SG&A”) expenses – Components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses.  As a percentage of revenue, SG&A expenses were 25.1% and 24.4% for the periods ended June 30, 2008 and 2007, respectively.  This increase was primarily driven by an enhanced business development function needed to address the expanded markets presented by the acquisitions made in 2007.

Depreciation and amortization – Amortization expenses increased to 5.9% of revenue for the six months ended June 30, 2008 compared to 4.0% for the six month period ended June 30, 2007.  This was directly related to additional intangible amortization expense associated with acquisitions in 2007.

Interest, net – The net change in interest (expense) income was $1.9 million for the six months ended June 30, 2008 compared with the six months ended June 30, 2007.  This is a result of borrowings to finance acquisitions made in 2007, as well as interest on notes with the former owners of the acquired companies.

Income taxes – For the six months ended June 30, 2008 and 2007, the Company reported income tax expense of $112.6 thousand and $274.2 thousand, respectively.  Income tax expense was higher for the six months ending June 30, 2007 due to higher pre-tax net income without consideration of the losses on warrants which were not tax deductible.

Financial Condition, Liquidity and Capital Resources

Financial Condition.  Total assets remained steady at $170.95 million as of June 30, 2008 compared to $170.95 million as of December 31, 2007.  Although aggregate movement was small, several components of total assets changed significantly; net trade accounts receivable increased by $5.1 million while income taxes receivable decreased by $2.6 million.  The increase in trade accounts receivable was partly due to an increase in revenue of $3.3 million in the three month period ended June 30, 2008 over the three month period ended December 31, 2007 and partly due to delayed payments of $2.9 million on a Federal contract caused by a change in the government payments office. The delayed Federal payment issue has been resolved and $1.6 million of the delayed payment has been received as of July 31, 2008.

Our total liabilities showed a slight decrease of $1.5 million to $74.1 million as of June 30, 2008 from $75.6 million as of December 31, 2007.  Although the aggregate movement was small, significant changes within total liabilities were: increased borrowings under our lines of credit of $1.3 million, an increase in deferred rent expense of $3.1 million and decreases in accounts payable and accrued expenses of $1.9 million and taxes payable and deferred taxes of $3.8 million.

Liquidity and Capital Resources.  Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to make selective strategic acquisitions.  We expect to meet our short-term requirements through funds generated from operations and from our $50 million line of credit facility.  As of June 30, 2008, we had an outstanding balance of $43.8 million on our credit facility.  As noted above, there was a large increase in accounts receivable in the first six months of the fiscal year.  The balance is expected to decline due to increased collection efforts, thus reducing the outstanding balance on the credit facility.  The credit facility is considered adequate to meet the operations liquidity and capital requirements.

Net cash used by operating activities was $3.5 million for the six months ended June 30, 2008.  Cash used by operating activities was primarily driven by working capital changes, which were principally changes in accounts receivable as discussed above.

Net cash used by investing activities was $0.1 million for the six months ended June 30, 2008.

Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2008.  This was used to fund working capital growth during the first six months of the fiscal year.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

On May 12, 2008, ATSC and its lenders amended the terms of the Company’s credit agreement, effective March 31, 2008.  The facility is a three-year, secured facility that permits continuously renewable borrowings of up to $50.0 million, with an expiration date of June 4, 2010. The interest rate is based on LIBOR plus the applicable rate ranging from 200 to 350 basis points depending on the Company’s consolidated leverage ratio. The Company pays a fee in the amount of .20% to .375% on the unused portion of the facility, based on its consolidated leverage ratio, as defined in the agreement.  Any outstanding balances under the facility are due on the expiration date.  The amended agreement places certain restrictions on the Company’s ability to make acquisitions.  It also requires the Company to reduce the principal amount on its loan outstanding by between 50% to 100% of the net cash proceeds from the sale or issuance of equity interests, other than the warrant exercise program completed during the second quarter.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2008, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2008 that require us to make future cash payments.

	Less than	One to Three	Three to Five	More than
	One Year	Years	Years	Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$2,670	$47,057	$—	$—	$49,727
Capital Leases	95	48	—	—	143
Operating Leases	2,553	6,042	5,435	5,672	19,702
Total	$5,318	53,147	$5,435	$5,672	$69,572

Recent Accounting Pronouncements

Adoption of New Accounting Standards.  In September 2006, the FASB issued “SFAS” No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008.  The disclosure requirements of SFAS No. 157 which took effect on January 1, 2008 are presented in Note 4 to the June 30, 2008 interim financial statements.  On January 1, 2009, the Company will implement the previously-deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value as required. The Company does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position or results of operations when they become effective.

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

Standards Issued But Not Yet Effective.   In December 2007, the FASB issued SFAS No. 141(R)—Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R) will replace FASB Statement No. 141—Business Combinations. The new statement retains the fundamental requirements that the acquisition (or purchase) method of accounting be used for all business combinations and expands the definition of a business, thus increasing the number of transactions which may qualify as business combinations. Contingent consideration will be measured at fair value at the acquisition date, with changes in fair value recognized in earnings, and transaction-related expenses and restructuring costs will be expensed as incurred. Changes in acquired tax contingencies will be recognized in earnings if outside the purchase price allocation period (generally one year or less). Adjustments to finalize purchase price allocations will be shown as revised in future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Also, in the event of a bargain purchase (acquisition of a business at below fair market value of net assets acquired) a gain could be recognized, or in the event of a change in control of an existing investment a gain or loss could be recognized.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited.  Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations when it becomes effective in 2009, but may significantly affect the accounting for noncontrolling (or minority) interests from that date forward.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for a portion of our borrowings under our credit facility.  As of June 30, 2008, we had an outstanding balance of $43.8 million under our variable interest rate line of credit.  In November 2007, we hedged the interest rate risk on $35 million of this debt by executing an interest rate swap as discussed in Note 4 of the financial statements.

Item 4. Controls and Procedures.

Our management performed an assessment, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2008 and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  The forms of certification are required in accordance with Section 302 of the Sarbanes – Oxley Act of 2002.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2008, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

We are a defendant in Maximus, Inc. vs. Advanced Technology Systems, Inc., pending in the Connecticut Superior Court, Hartford District.  The lawsuit asserts breach of contract and other claims related to a subcontract between Maximus and ATSI associated with a prime contract between Maximus and the State of Connecticut.  The case was filed in August 2007.

We have filed our answer denying Maximus’ claims and have asserted our counterclaims. Discovery has commenced and is scheduled to be completed in February 2009. Trial is set for July 2010.  Based on the claims asserted in the lawsuit, we have made an indemnification demand against the selling shareholders of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI.  That demand is subject to the dispute resolution process provided for in the stock purchase agreement.  This has been submitted to arbitration.

We are involved in legal arbitration proceedings with the former owners of ATSI.  At the time of the purchase of ATSI by ATSC (then Federal Acquisition Corporation), funds were set aside in certain escrow accounts: tax, working capital attainment, and indemnification regarding legal issues with a customer, Maximus.  We have made a demand for these funds under the stock purchase agreement governing the transaction.  The previous owners have made a counter demand.

Item 1A. Risk Factors.

There are no material updates to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any equity securities this period.

Recent Sales of Unregistered Securities

There have been no changes to the “Recent Sales of Unregistered Securities” disclosed in Part II, Item 2 of our Form 10-Q for the quarter ended March 31, 2008, other than a total of 62,604 shares of unregistered stock valued at approximately $144,000 issued to five directors of the Company on May 7, 2008.  The issuances of these shares are exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders was held on May 7, 2008.  The following matters were presented to the shareholders and the results of the votes were as follows:

To elect Joseph A. Saponaro as a Class Three Director for a three-year term.

Votes for	15,143,775
Votes withheld	500

To elect Peter M. Schulte as a Class Three Director for a three-year term.

Votes for	14,989,325
Votes withheld	154,950

To approve the ATS Corporation 2007 Employee Stock Purchase Plan.

Votes for	6,078,919
Votes against	45,495
Abstentions	407,446

To ratify the appointment of Grant Thornton, LLP as the Company’s independent registered public accounting firm for the fiscal year 2008.

Votes for	15,144,275
Votes against	—
Abstentions	—

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATS Corporation

	By:	/s/ Edward H. Bersoff
Chairman of the Board and
Chief Executive Officer

	By:	/s/ Pamela A. Little
Chief Financial Officer
Date: August 8, 2008