Form 10-Q
period 2008-09-30
ATS CORP
filed 2008-11-07
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

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

-----
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
Yes  ☐   No  ☒

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of November 7, 2008 was 22,420,151.

ATS CORPORATION

TABLE OF CONTENTS

ATS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$150,069	$1,901,977
Accounts receivable, net	31,246,539	31,191,784
Prepaid expenses	763,497	923,803
Income taxes receivable	558,279	1,567,094
Other current assets	128,771	16,663
Deferred income taxes, current	1,124,201	1,335,965

Total current assets	33,971,356	36,937,286

Property and equipment, net	3,758,115	1,501,409
Goodwill	58,608,156	107,600,686
Intangible assets, net	8,902,011	21,446,868
Restricted cash	1,308,681	1,278,489
Other assets	435,783	259,353
Deferred income taxes	1,844,242	—

Total assets	$108,828,344	$169,024,091
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,583,334	$2,820,191
Capital leases – current portion	84,761	96,558
Accounts payable and accrued expenses	10,066,696	8,634,665
Accrued salaries and related taxes	3,829,616	4,425,966
Accrued vacation	2,624,063	2,479,540
Deferred revenue	1,395,381	2,164,574
Deferred rent – current portion	376,534	80,984

Total current liabilities	20,960,385	20,702,478

Long-term debt – net of current portion	38,407,045	45,604,958
Capital leases – net of current portion	22,927	87,078
Deferred rent – net of current portion	2,890,492	94,069
Other long-term liabilities (at fair value)	879,952	678,678
Deposits	—	45,976
Deferred income taxes	—	6,475,540

Total liabilities	63,160,801	73,688,777
Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock $.001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $.001 par value, 100,000,000 shares authorized, 30,724,615 and 27,529,010 shares issued, respectively, and 22,381,860 and 19,186,255 shares outstanding, respectively	3,072	2,753
Additional paid-in capital	130,449,008	129,384,746
Treasury stock, at cost, 8,342,755 and 8,342,755 shares held, respectively	(30,272,007)	(30,272,007)
Accumulated deficit	(53,975,892)	(3,362,407)
Accumulated other comprehensive loss (net of tax benefit of $338,606 and $260,907, respectively)	(536,638)	(417,771)

Total shareholders’ equity	45,667,543	95,335,314

Total liabilities and shareholders’ equity	$108,828,344	$169,024,091

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008 (unaudited)	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)

Revenue	$32,032,605	$25,646,747	$100,694,902	$75,372,148

Operating costs and expenses
Direct costs	22,551,682	17,753,224	67,785,098	52,922,818
Selling, general and administrative expenses	7,007,507	5,850,756	24,222,018	18,006,631
Depreciation and amortization	1,505,705	1,332,257	5,582,615	3,336,297
Impairment charge	56,772,541	—	56,772,541	—
Total operating costs and expenses	87,837,435	24,936,237	154,362,272	74,265,746

Operating (loss) income	(55,804,830)	710,510	(53,667,370)	1,106,402

Other (expense) income
Interest, net	(896,913)	(124,571)	(2,646,049)	26,417
Loss on warrant liabilities	—	—	—	(6,930,000)
Other (expense) income	(13,458)	93	52,714	9,847

Income (loss) before income taxes	(56,715,201)	586,032	(56,260,705)	(5,787,334)

Income tax (benefit) expense	(5,759,836)	232,827	(5,647,221)	506,999

Net (loss) income	$(50,955,365)	$353,205	$(50,613,484)	$(6,294,333)

Weighted average number of shares outstanding
—basic	22,381,860	18,194,081	20,825,206	18,870,815
—diluted	22,381,860	18,499,615	20,825,206	18,870,815

Net (loss) income per share
—basic	$(2.28)	$0.02	$(2.43)	$(0.33)
—diluted	$(2.28)	$0.02	$(2.43)	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$(50,613,484)	$(6,294,333)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	5,582,615	3,336,297
Impairment charge	56,772,541	—
Stock-based compensation	618,634	821,081
Deferred income taxes	(8,029,350)	(1,942,376)
Deferred rent	(23,574)	—
Gain on disposal of equipment	(2,373)	—
Loss on warrant liabilities	—	6,930,000
Provision for bad debt	23,781	—
Accrued interest	240,391	14,141

Changes in assets and liabilities, net of effects of acquisitions and adjustments related to other comprehensive loss:
Accounts receivable	(78,539)	(5,813,760)
Prepaid expenses and other current assets	160,306	(632,007)
Restricted cash	(30,192)	(44,748)
Other assets	(1,014,469)	(61,965)
Accounts payable and other accrued expenses	639,364	46,826
Accrued salaries and related taxes	(596,350)	(4,027,516)
Accrued vacation	144,523	391,839
Income taxes payable and receivable	1,738,485	(277,399)
Other current liabilities	(200,866)	(385,324)
Other long-term liabilities	(45,976)	(362,767)

Net cash provided by (used in) operating activities	5,285,467	(8,302,011)

Cash flows from investing activities
Purchase of property and equipment	(151,280)	(359,976)
Proceeds from disposals of equipment	21,352	—
Acquisitions of businesses – net of cash acquired	155,891	(94,078,219)
Sale of U.S. government securities held in trust fund	—	121,024,475
Release of cash held in trust fund	—	1,332

Net cash (used in) provided by investing activities	25,963	26,587,612

Cash flows from financing activities
Borrowings on lines of credit	47,868,284	16,735,087
Payments on lines of credit	(53,128,697)	(3,238,834)
Payments on notes payable	(2,174,357)	—
Payments on capital leases	(74,516)	(52,989)
Proceeds from stock issued pursuant to Employee Stock Purchase Plan	211,813	—
Proceeds from exercise of warrants, net	234,135	—
Purchase of stock purchase warrants	—	(1,430,345)
Payments to repurchase treasury stock	—	(30,272,007)

Net cash used in financing activities	(7,063,338)	(18,259,088)

Net (decrease) increase in cash	(1,751,908)	26,513

Cash, beginning of period	1,901,977	213,395

Cash, end of period	$150,069	$239,908

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$2,340,704	$2,852,096
Income tax refunds	1,917,399	—
Interest paid	2,463,804	114,871
Interest received	28,227	188,650
Non-cash investing and financing activities:
Increase in fixed assets due to build-out allowance	3,115,547	—
Increase in deferred rent due to build-out allowance	(3,204,965)	—
Issuance of stock related to acquisition of businesses	—	1,700,000
Notes payable issued related to acquisition of businesses	—	2,336,857
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Principles of Consolidation - The consolidated financial statements include the accounts of ATS Corporation (“ATSC”) and its subsidiary Advanced Technology Systems, Inc. (“ATSI”) (collectively, the “Company”). All material intercompany accounts, transactions, and profits are eliminated in consolidation. The 2007 statements of operations and cash flows reflect the activities of acquired companies from the acquisition dates, such dates being January 15, 2007, February 28, 2007, August 31, 2007 and November 9, 2007 for ATSI, Reliable Integration Services, Inc. (“ RISI”), Potomac Management Group (“PMG”), and Number Six Software, Inc., (“NSS”), respectively.

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

Financial Statements Reclassifications - Certain amounts on the prior period financial statements and related notes have been reclassified to conform to the current presentation.

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

Standards Issued But Not Yet Effective

In December 2007, the FASB issued SFAS No. 141(R)—Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces FASB Statement No. 141—Business Combinations. The new statement retains the fundamental requirements that the acquisition (or purchase) method of accounting be used for all business combinations and expands the definition of a business, thus increasing the number of transactions which may qualify as business combinations. Contingent consideration will be measured at fair value at the acquisition date, with changes in fair value recognized in earnings, and transaction-related expenses and restructuring costs will be expensed as incurred. Changes in acquired tax contingencies will be recognized in earnings if outside the purchase price allocation period (generally one year or less). Adjustments to finalize purchase price allocations will be shown as revised in future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Also, in the event of a bargain purchase (acquisition of a business at below fair market value of net assets acquired), a gain could be recognized, or in the event of a change in control of an existing investment, a gain or loss could be recognized. SFAS No. 141(R) will be applied prospectively to business acquisitions with acquisition dates on or after January 1, 2009. There is no current impact as SFAS No. 141(R) is not applicable until January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations when it becomes effective in 2009, but may significantly affect the accounting for noncontrolling (or minority) interests from that date forward. The Company currently does not have any noncontrolling (or minority) interests.

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

NOTE 3—RESTRICTED CASH

The Company is required to maintain $1.2 million on deposit with a financial institution to support a bonding requirement for one of the ATSI state contracts. This amount, and accumulated interest of $108,681 earned thereon as of September 30, 2008, is reflected in restricted cash in the accompanying consolidated balance sheets.

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

A liability of approximately $880,000 and $679,000 is included in other long-term liabilities, as of September 30, 2008 and December 31, 2007, respectively, related to this interest rate swap. This valuation method, which is consistent with the second highest level of the valuation hierarchy described in SFAS No. 157, Fair Value Measurements, is fair market value based upon an extrapolation of forward rates for the remaining term of the interest rate swap. A loss of $201,000 related to a change in market value for this derivative, net of a tax benefit of $78,000, was recorded in other comprehensive loss for the nine months ended September 30, 2008.

NOTE 5 — STOCK PLANS AND STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. A summary of the components of the stock-based compensation expense recognized during the three and nine month periods ended September 30, 2008 and 2007 is as follows:

Compensation Related to Options and Restricted Stock	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Non-qualified stock option expense	$33,000	$2,000	$124,000	$633,000
Incentive stock options	—	—	—	—
Restricted stock	133,000	67,000	628,000	145,000
Stock grants to directors in lieu of cash	—	—	180,000	43,000
Forfeitures in excess of estimate	(313,000)	—	(313,000)	—
Total stock-based compensation expense	$(147,000)	$69,000	$619,000	$821,000

Stock-based compensation for the three month period ended September 30, 2008 was ($147,000) consisting of $166,000 in stock option and restricted stock expense, offset by ($313,000) in forfeitures due to the departure of three executive employees who were participants in the stock plans.

Stock Options - The Company estimates the fair value of options as of the date of grant using the Black-Scholes option pricing model. No options were granted during the three month period ended September 30, 2008. The fair value of options granted during the nine month periods ended September 30, 2008 and 2007 have been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Expected dividend yield	0%	0%
Expected volatility	38.5%	37.0%
Risk free interest rate	3.7%	4.7%
Expected life of options	6.0 years	5.6 years
Forfeiture rate	4.125%	4%

The average fair value of options granted during the nine months ended September 30, 2008 was $0.93. As of September 30, 2008, there was $513,242 of unrecognized compensation expense related to unvested options. This cost is expected to be recognized over a weighted-average period of 3.3 years. The table below provides stock option information for the three months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options

Options outstanding at beginning of period	582,500	$3.38	9.39	$—	(1)
Options granted	—	—	—	—
Options expired	—	—	—	—
Options forfeited	(188,000)	3.84	8.96	—
Options outstanding at end of period	394,500	$3.16	9.22	$—	(2)
Options exercisable at end of period	21,000	$4.66	8.44	$—	(2)

(1) Intrinsic value represents the excess of the closing stock price on the last trading day of the preceding period, which was $2.09 as of June 30, 2008, over the exercise price, multiplied by the number of options.
(2) Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.65 as of September 30, 2008, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options

Options outstanding at beginning of period	404,000	$3.92	9.65		$34,000(1)
Options granted	178,500	2.15	9.75		—
Options expired	—				—
Options forfeited	(188,000)	3.84	8.96		—
Options outstanding at end of period	394,500	$3.16	9.22	$	—(2)
Options exercisable at end of period	21,000	$4.66	8.44	$	—(2)

(1) Intrinsic value represents the excess of the closing stock price on the last trading day of the preceding period, which was $3.60 as of December 31, 2007, over the exercise price, multiplied by the number of options.
(2) Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.65 as of September 30, 2008, over the exercise price, multiplied by the number of options.

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
Exercise	Number	Life in	Exercise	Number	Exercise
Prices	Outstanding	Years	Price	Exercisable	Price
$2.15	170,500	9.68	$2.15	—	$—
3.40	80,000	9.22	3.40	—	—
3.50	30,000	9.12	3.50	—	—
3.67	30,000	9.01	3.67	—	—
3.75	4,500	8.80	3.75	1,125	—
3.85	4,500	8.59	3.85	1,125	3.85
4.32	15,000	8.42	4.32	3,750	4.32
4.88	60,000	8.41	4.88	15,000	4.88
	394,500	9.23	$3.16	21,000	$4.66

Restricted Shares– Pursuant to the plan, during the three and nine month periods ended September 30, 2008, the Company granted 40,000 and 102,604 restricted shares valued at $72,000 and $215,989, respectively. Such shares vest ratably over a five-year period. The table below provides additional restricted share information for the nine months ended September 30, 2008:

	Nine Months Ended September 30, 2008
	No. of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2008	625,662	$3.99
Granted	102,604	2.11
Vested	(63,606)	3.67
Forfeited	(152,396)	3.57
Nonvested at September 30, 2008	512,263	$3.44

NOTE 6—EMPLOYEE STOCK PURCHASE PLAN

The Company adopted the 2007 Employee Stock Purchase Plan (the “Plan”) in July 2007. The Plan was subsequently approved by the shareholders in May 2008. The plan provides employees and management with an opportunity to acquire or increase ownership interest in the Company through the purchase of shares of the Company’s common stock at periodic intervals, namely four month offering periods during which payroll deductions are made and shares are subsequently purchased at a discount. The Company has reserved an aggregate of 100,000 shares of Common Stock exclusively for issuance under the Plan.

The Plan is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes and is considered non-compensatory under SFAS No. 123R Share Based Payment. Accordingly, there is no stock-based compensation expense associated with shares acquired under the Plan for the three and nine months ended September 30, 2008 and 2007. As of September 30, 2008, participants have purchased 87,190 shares under the Plan at a weighted average price per share of $2.43. During the three months ended September 30, 2008, no shares were purchased, however a $60,000 liability existed to purchase 38,291 shares at a price per share of $1.56.

NOTE 7—INCOME (LOSS) PER SHARE

Basic and diluted earnings per share information is presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing the net income/(loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding which includes common stock equivalents. The Company’s common stock equivalents include stock options, restricted stock, and warrants. The weighted average shares outstanding for the three months ended September 30, 2008 and 2007 excludes unvested restricted shares and excludes warrants and stock options to purchase approximately 3,374,675 and 38,429,245 shares, respectively, because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. The weighted average shares outstanding for the nine months ended September 30, 2008 and 2007 excludes restricted shares and excludes warrants and stock options to purchase approximately 18,490,013 and 38,823,779 shares, respectively, because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive.

NOTE 8—SEGMENT ACCOUNTING

The Company reviewed its services by unit to determine if any unit of the business is subject to risks and returns that are different than those of other units in the Company. Based on this review, the Company has determined that all units of the Company are providing comparable services to its clients, and the Company has only one reportable segment.

NOTE 9—WARRANT EXCHANGE OFFER

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

The offer commenced on April 8, 2008, and was through May 16, 2008. Under the tender offer, a total of 33,400,020 warrants were exercised (approximately 92% of the 36,380,195 publicly traded warrants issued in the initial public offering of Federal Services Acquisition Corporation. This consisted of 33,073,703 warrants tendered for cashless exercise in exchange for 2,645,887 shares of common stock (on the basis of 12.5 warrants for one share of common stock), and 326,317 warrants exercised by payment of a reduced cash price of $2.25 per share. As a result of the exercise of warrants, 2,972,204 new shares of common stock were issued. Proceeds received by the Company were $734,192 and expenses were $499,715. The 2,980,175 warrants that were not exercised during the tender offer had their original terms reinstituted and will expire on October 19, 2009, unless earlier exercised in accordance with their original terms.

NOTE 10—CREDIT FACILITY

On May 12, 2008, ATSC, with Bank of America, N.A., as lenders’ agent and their other lenders and the guarantors listed on the signature page thereto, modified their existing credit agreement by entering into an Amendment No. 3 to the Credit Agreement (the “Third Amendment”), Capitalized terms used in this summary have the same meanings assigned to them in the Third Amendment. The following primary changes were made pursuant to such Third Amendment: (i) amendment of the financial covenants to revise the required Consolidated Leverage Ratios, the required minimum Consolidated EBITDA, the required Consolidated Asset Coverage Ratio, and the required Consolidated Fixed Charge Coverage Ratios; (ii) inclusion of a requirement of the Lenders’ consent to acquisitions, if the pro forma Consolidated Leverage Ratio exceeds 2.50 to 1.00; (iii) inclusion of a new requirement that, depending on the Consolidated Leverage Ratio, either 50% or 100% of the Net Cash Proceeds from ATSC’s sale of Equity Interests shall be applied to prepay the Loans (provided, however, that this prepayment requirement does not apply to either proceeds from the sale of the ATSC Early Warrant Exercise Program effective as of April 8, 2008, or sales or issuances of Equity Interests to ATSC); (iv)  adjustment of the due date for the accounts receivable aging report and accounts payable aging report from ATSC to 30 days after the end of each month; and (v) modification of the interest rate applicable to loans outstanding under the Third Amendment (with interest continuing to be based on LIBOR, but with increments ranging from 200 basis points to 350 basis points, depending on the Consolidated Leverage Ratio). This description of the Third Amendment is qualified in its entirety by the full text of the Third Amendment attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the three month period ended June 30, 2008 and is incorporated by reference.

NOTE 11—EMPLOYMENT AGREEMENTS

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

On August 7, 2008, the Company announced that George Troendle had been appointed the Chief Operating Officer of the Company effective August 11, 2008. Mr. Troendle submitted his resignation as a director of the Company on August 7, 2008 to be effective with his appointment as the Chief Operating Officer on August 11, 2008. Mr. Troendle had served as a director since June 11, 2007. Mr. Troendle was the founder, Chief Executive Officer and a Director of Resource Consultants Inc. (“RCI”), a broadly diversified technology company, specializing in support of government agencies, particularly defense and homeland security.  In 2005, RCI became part of Serco North America, a $500 million division of Serco Group, a $3.5 billion international services company specializing in government operations.  Mr. Troendle became President of Serco North America and served in that capacity until stepping down in 2006.  Prior to founding RCI, Mr. Troendle was one of three executives running a major division of Advanced Technology, Inc., a 300-employee technology company primarily supporting the Department of the Navy. Mr. Troendle graduated from Georgetown University with both an M.A. and B.A. in Economics.

On August 7, 2008, Mr. Troendle entered into an employment agreement (the “Agreement”) with the Company effective August 11, 2008. The terms of the Agreement provide for a base salary of $300,000, with an annual performance bonus of up to 60% of base salary at target performance and health, life and disability insurance consistent with that of other Company executives.  The Agreement provides for 12 months’ severance in the case of his involuntary termination (other than upon a change in control) throughout the Agreement’s term which extends until December 31, 2010.  If Mr. Troendle is involuntarily terminated after his initial two-year term during the renewal period, then he would receive nine months’ severance pay equal to one month of his base salary. The severance payment would be calculated based on his then current annual base salary and a bonus component, as provided for in the Agreement.  In the event the Company is merged or purchased by a third party and the Company’s shareholders immediately prior to the transaction retain less than 50% of the surviving entity, and Mr. Troendle is terminated involuntarily by the acquiring entity or terminated voluntarily for “good reason,” then he would receive his then current base salary and target bonus for 12 months, whereas if he were to be terminated under the same circumstances during a renewal period he would receive nine months’ severance.

NOTE 12—SUBSEQUENT EVENTS

On October 15, 2008, pursuant to the Amended and Restated Escrow Agreement dated October 19, 2005 and amended June 29, 2007, the Company agreed to release the escrowed shares held by the initial stockholders of Federal Services Acquisition Corporation (now operating as ATS Corporation) and the former members of FSAC Partners, LLC. The escrowed shares released are owned by the following individuals in the following share amounts:

Individual	Shares Released
Joel R. Jacks	939,213
Peter M. Schulte	939,213
Sary Awad	85,021
Daniel Colon, Jr.	33,135
Wesley Gaus	177,138
Erik Metviner	19,743
Edward H. Bersoff	405,287
Arthur L. Money	26,250
Total Shares Released	2,625,000

Mr. Jacks, Bersoff, and Schulte are affiliates and as such, their shares are subject to Rule 144 trading restrictions.

NOTE 13—GOODWILL VALUATION

Goodwill represents the excess of purchase price over the fair value of net assets acquired because of various business acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be recorded at the reporting unit level. Reporting units are defined as an operating segment. We have identified one reporting unit. SFAS No. 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.

The Company performed its annual impairment test in September in connection with the preparation and review of its financial statements to be included in this Quarterly Report on Form 10-Q. Based on an updated outlook for businesses acquired in 2007, we concluded that a non-cash charge for impairment was required. After consideration, we determined that a discounted cash flow analysis was the most appropriate valuation methodology to use in our analysis as it reflects ATSC’s unique business characteristics and forward earnings potential. We applied this analysis to the Company’s outlook and financial statements as of August 31, 2008. We concluded that the estimated fair value of the Company was less than its balance sheet carrying amount as of the valuation date by $56.8 million and recognized an impairment charge, of which $48.8 million was related to goodwill and $8.0 million was related to intangible assets.

Intangible assets subject to amortization were evaluated as follows:

Assets	Weighted- Average Amortiza- tion Period	Carrying Amount as of August 31, 2008	Fair value as of August 31, 2008	Impairment	Adjusted Carrying Amount as of August 31, 2008

Customer-related intangible assets	56 mos.	$16,186,953	$8,235,000	$(7,951,953)	$8,235,000
Marketing-related intangible assets	41 mos.	477,589	3,115,000		477,589
Technology-related intangible assets	60 mos.	325,833	3,488,000		325,833
Totals	58 mos.	$16,990,375	$14,838,000	$(7,951,953)	$9,038,422

In accordance with FAS 142, the marketing- and technology-related intangible asset basis were not adjusted because the fair values assigned to those assets were greater than the carrying amounts as of August 31, 2008. The customer-related intangibles were evaluated at a fair value less than the carrying amount as of August 31, 2008 and were adjusted to reflect their fair values. The resultant impairment is included in the impairment charge reflected on the Company’s income statements for the three and nine month periods ended September 30, 2008.

As of September 30, 2008 and December 31, 2007, goodwill was $58.6 and $107.6 million, respectively. As of September 30, 2008 and December 31, 2007, our net basis in intangible assets was $8.9 and $21.4 million, respectively.

NOTE 14—LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. Other than possibly the below disclosure, we currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

We are a defendant in Maximus, Inc. vs. Advanced Technology Systems, Inc., pending in the Connecticut Superior Court, Hartford District. The lawsuit asserts breach of contract and other claims related to a subcontract between Maximus and ATSI associated with a prime contract between Maximus and the State of Connecticut. Based on the complaint filed in the suit, Maximus seeks damages in excess of $3.5 million. The case was filed in August 2007.

We have filed our answer denying Maximus’ claims and have asserted counterclaims. Discovery has commenced and is currently scheduled to be completed in February 2009. Trial is currently set for July 2010. Based on the claims asserted in the lawsuit, we have made an indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI. Our indemnification demand is subject to the dispute resolution process provided for in the stock purchase agreement.

We have also asserted other claims against the principal former owners of ATSI based on the stock purchase agreement governing the transaction, and the former ATSI owners have asserted certain counterclaims against us. These claims are also subject to the dispute resolution process provided for in the stock purchase agreement.

The stock purchase agreement required three escrow accounts to be established at closing to cover potential working capital adjustments, general indemnification claims and the accounting method tax payments. The current balance in the three escrow accounts totals approximately $9.1 million. The proceeds of such escrow accounts shall be disbursed to the parties in accordance with the dispute resolution process provided for in the stock purchase agreement.

NOTE 15—CHANGE OF ADDRESS OF CORPORATE HEADQUARTERS

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

The new lease agreement included provisions for a build-out allowance of approximately $3,200,000. Of this amount, approximately $2,175,000 was used to prepare the building for occupancy and $1,025,000 was used to purchase additional capital assets, including a telephone system, for the Company’s use. In accordance with generally accepted accounting principles, these amounts have been capitalized and are being depreciated over their useful lives of 10 years.

In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, the Company included amortization of the tenant improvement allowance in the rent expense. Additionally, in accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, the Company classifies construction allowances on its Consolidated Balance Sheet as deferred rent. Construction allowances are presented within operating activities on our Consolidated Statements of Cash Flows as part of deferred rent.

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

Our diverse customer base consists primarily of U.S. government agencies. For the quarter ended September 30, 2008, we generated approximately 38% of our revenue from federal civilian agencies, 39% from defense and homeland security agencies, 22% from commercial customers, including government-sponsored enterprises, and 1% from state and local customers. Our largest clients in the quarter ended September 30, 2008 were the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Coast Guard, and Fannie Mae, representing approximately 16%, 11% and 10%, respectively, of total revenue.

We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts and fixed-price contracts. During the nine months ended September 30, 2008, revenue from time and materials and fixed-price contracts were approximately 66% and 34% respectively, of total revenue. We typically issue monthly invoices to our clients for services rendered. We recognize revenue on time and materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred. We recognize revenue on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated cost. However, if the contract is primarily for services, we recognize revenue on a straight-line basis over the term of the contract. We recognize revenue from cost-type contracts to the extent of costs incurred plus a proportionate amount of the fee earned.

On occasion, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple-element arrangements incorporate the design, development, or modification of systems and an ongoing obligation to manage, staff, maintain, host, or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting, and the total arrangement fee is allocated to each unit based on its relative fair value. In accordance with our revenue recognition policy, revenue is recognized separately for each element. If evidence of the fair value of each element does not exist, all revenue must be deferred until such evidence exists, or all elements have been delivered, or evidence of fair value exists for the undelivered elements.

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

In the nine months ended September 30, 2008, we derived approximately 22% of our revenue through relationships with prime contractors, who contract directly with the end-client and subcontract with us.

Our most significant expense is direct cost, which consists primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of September 30, 2008, we had 636 personnel that worked on our contracts.

General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, sales and marketing personnel, and costs associated with marketing and bidding on future projects, unassigned consulting personnel, personnel training, occupancy costs, depreciation and amortization, travel and all other corporate costs.

Goodwill Valuation

Goodwill represents the excess of purchase price over the fair value of net assets acquired because of various business acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be recorded at the reporting unit level. Reporting units are defined as an operating segment. We have identified one reporting unit. SFAS No. 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.

The Company performed its annual impairment test in September in connection with the preparation and review of its financial statements to be included in this Quarterly Report on Form 10-Q. Based on an updated outlook for businesses acquired in 2007, we concluded that a non-cash charge for impairment was required. After consideration, we determined that a discounted cash flow analysis was the most appropriate valuation methodology to use in our analysis as it reflects ATSC’s unique business characteristics and forward earnings potential. We applied this analysis to the Company’s outlook and financial statements as of August 31, 2008. We concluded that the estimated fair value of the Company was less than its balance sheet carrying amount as of the valuation date by $56.8 million and recognized an impairment charge, of which $48.8 million was related to goodwill and $8.0 million was related to intangible assets.

Intangible assets subject to amortization were evaluated as follows:

Assets	Weighted- Average Amortiza- tion Period	Carrying Amount as of August 31, 2008	Fair value as of August 31, 2008	Impairment	Adjusted Carrying Amount as of August 31, 2008

Customer-related intangible assets	56 mos.	$16,186,953	$8,235,000	$(7,951,953)	$8,235,000
Marketing-related intangible assets	41 mos.	477,589	3,115,000		477,589
Technology-related intangible assets	60 mos.	325,833	3,488,000		325,833
Totals	58 mos.	$16,990,375	$14,838,000	$(7,951,953)	$9,038,422

In accordance with FAS 142, the marketing- and technology-related intangible asset basis were not adjusted because the fair values assigned to those assets were greater than the carrying amounts as of August 31, 2008. The customer-related intangibles were evaluated at a fair value less than the carrying amount as of August 31, 2008 and were adjusted to reflect their fair values. The resultant impairment is included in the impairment charge reflected on the Company’s income statements for the three and nine month periods ended September 30, 2008.

As of September 30, 2008 and December 31, 2007, goodwill was $58.6 and $107.6 million, respectively. As of September 30, 2008 and December 31, 2007, our net basis in intangible assets was $8.9 and $21.4 million, respectively.

Contract Backlog

We define backlog as the future revenue we expect to receive from our existing contracts and other current engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised. We do not include any estimate of revenue relating to potential future delivery orders that may be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms, an order under which potential further delivery orders or task orders may be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process. Our backlog as of September 30, 2008, was approximately $208.3 million, of which $54.6 million was funded.

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

The offer commenced on April 8, 2008, and was extended through May 16, 2008. Under the tender offer, a total of 33,400,020 warrants were exercised (approximately 92% of the 36,380,195 publicly traded warrants issued in the initial public offering of our predecessor, Federal Services Acquisition Corporation. This consisted of 33,073,703 warrants tendered for cashless exercise in exchange for 2,645,887 shares of common stock (on the basis of 12.5 warrants for one share of common stock), and 326,317 warrants exercised by payment of a reduced cash price of $2.25 per share. As a result of the exercise of warrants, 2,972,204 new shares of common stock were issued. Proceeds received by the Company were $734,192 and expenses were $499,715. The warrants that were not exercised during the tender offer had their original terms reinstituted and will expire on October 19, 2009, unless earlier exercised in accordance with their original terms.

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

The new lease agreement included provisions for a build-out allowance of approximately $3,200,000. Of this amount, approximately $2,175,000 was used to prepare the building for occupancy and $1,025,000 was used to purchase additional capital assets, including a telephone system, for the Company’s use. In accordance with generally accepted accounting principles, these amounts have been capitalized and are being depreciated over their useful lives of 10 years.

In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, the Company included amortization of the tenant improvement allowance in the rent expense. Additionally, in accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, the Company classifies construction allowances on its Consolidated Balance Sheet as deferred rent. Construction allowances are presented within operating activities on our Consolidated Statements of Cash Flows as part of deferred rent.

Results of Operations (unaudited)

Results of operations for the three and nine months ended September 30, 2008 compared with the three and nine months ended September 30, 2007 are presented below.

The following table sets forth certain financial data as dollars and as a percentage of revenue.

	For the Three		For the Three		For the Nine		For the Nine
	Months Ended		Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	%	2007	%	2008	%	2007	%

Revenue	$32,032,605		$25,646,747		$100,694,902		$75,372,148

Operating costs and expenses
Direct costs	22,551,682	70.4%	17,753,224	69.2%	67,785,098	67.3%	52,922,818	70.2%
Selling, general and administrative expenses	7,007,507	21.9%	5,850,756	22.8%	24,222,018	24.1%	18,006,631	23.9%
Depreciation and amortization	1,505,705	4.7%	1,332,257	5.2%	5,582,615	5.5%	3,336,297	4.4%
Impairment Charge	56,772,541	177.2%	—		56,772,541	56.4%	—

Total operating costs and expenses	87,837,435	274.2%	24,936,237	97.2%	154,362,272	153.3%	74,265,746	98.5%

Operating (loss) income	(55,804,830)	(174.2)%	710,510	2.8%	(53,667,370)	(53.3)%	1,106,402	1.5%

Other (expense) income
Interest income (expense), net	(896,913)	(2.8)%	(124,571)	(0.5)%	(2,646,049)	(2.6)%	26,417	0.0%
Loss on warrant liabilities	—	—	—	—	—	—	(6,930,000)	(9.2)%
Other (expense) income	(13,458)	(0.0)%	93	0.0	52,714	0.1%	9,847	0.0%

Income (loss) before income taxes	(56,715,201)	(177.1)%	586,032	2.3%	(56,260,705)	(55.9)%	(5,787,334)	(7.7)%

Income tax (benefit) expense	(5,759,836)	(18.0)%	232,827	0.9%	(5,647,221)	(5.6)%	506,999	0.7%

Net Income (loss)	$(50,955,365)	(159.1)%	$353,205	1.4%	$(50,613,484)	(50.3)%	$(6,294,333)	(8.4)%

Weighted average number of shares outstanding
—basic	22,381,860		18,194,081		20,825,206		18,870,815
—diluted	22,381,860		18,499,615		20,825,206		18,870,815

Net income (loss) per share
—basic	$(2.28)		$0.02		$(2.43)		$(0.33)
—diluted	$(2.28)		$0.02		$(2.43)		$(0.33)

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007.

Revenue - Revenue increased by $6.4 million, or 24.9%, to $32 million for the three months ended September 30, 2008. Comparisons to prior periods are strongly affected by the acquisitions in 2007, which added to our revenue base. Revenue from commercial contracts increased slightly by $0.2 million to $6.3 million, or 3%. Revenue from the civilian and defense customers increased $6.2 million to $25.7 million, or 24.1%. We experienced growth with existing customers such as the Department of Housing and Urban Development and the Department of Education, as well as new sources such as the U.S. Coast Guard ($2.9 million), Headquarters Air Force ($1.5 million), the Nuclear Regulatory Commission ($0.6 million) and the National Cancer Institute ($0.7 million).

Direct costs - Direct costs were 70.4% and 69.2% of revenue for the three month periods ended September 30, 2008 and 2007 respectively, an increase of 1.2%. Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and material and other direct costs (“ODCs”). Material and ODCs are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $10.5 million and $8.1 million for the three month periods ended September 30, 2008 and 2007, respectively. Overall margins for the third quarter 2008 decreased 1.2% from 2007 to 29.6% from 30.8% primarily due to increased loss provisions during the three month period ended September 30, 2008 on two fixed price contracts: a commercial contract ending during the three month period ending December 31, 2008 and one contract with a local government scheduled to end during the year ending December 31, 2009.

Selling, general and administrative (“SG&A”) expenses - Components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses. As a percentage of revenue, SG&A expenses were 21.9% and 22.8% for the three month periods ended September 30, 2008 and 2007, respectively. Reduced spending on legal and accounting fees, as well as a reduction in indirect labor costs, have contributed to this improvement. Costs are higher overall due primarily to the increased volume of business in the three month period ended September 30, 2008. Higher costs are also partly attributable to approximately $0.9 million in severance expenses accrued in connection with the termination of three senior executives. Operating costs for 2008 remained consistent with expenses for the three month period ended September 30, 2007.

Depreciation and amortization - Depreciation and amortization expense decreased to 4.7% of revenue for the three months ended September 30, 2008 compared to 5.2% for the three month period ended September 30, 2007. This was directly related to amortization decreases in September 2008 resulting from the intangible asset impairment valuation taken during the three month period ended September 30, 2008.

Impairment charge - Based on an analysis of the Company’s discounted cash flow, management concluded that the estimated fair value of the Company was less than its balance sheet carrying amount as of August 31, 2008 by $56.8 million and recognized an impairment charge, of which $48.8 million was related to goodwill and $8.0 million was related to intangible assets. (See the detailed discussion at Goodwill Valuation).

Interest, net - The net increase in interest expense is $0.8 million for the three month period ended September 30, 2008 compared with the three month period ended September 30, 2007. This is a result of borrowings to finance acquisitions made in 2007 and interest on notes with the former owners of the acquired companies.

Income taxes - For the three months ended September 30, 2008, the Company reported an income benefit of $5.8 million and for the three month period ended September 30, 2007, the Company reported income tax expense of $0.2 million. The income tax credit for the three month period ended September 30, 2008 is primarily due to the income tax benefit associated with the goodwill and intangible asset impairment charge. The effective tax rates were 10.2% and 39.7% for the three month periods ended September 30, 2008 and 2007, respectively. The impairment charge had a significant impact on the effective tax rate due to the $41.1 million adjustment to goodwill that does not have an associated tax-basis resulting in a permanent book-to-tax difference.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

Revenue - Revenue increased by $25.3 million, or 33.6%, to $100.7 million for the nine months ended September 30, 2008. Comparisons to prior periods are strongly affected by the acquisitions in 2007, which added to our revenue base. Revenue from commercial contracts increased $3.2 million to $21.9 million, or 17%. This increase was driven primarily by increased revenue from existing customers, as well as new sources such as IBM, CareFirst and Blue Cross Blue Shield. Revenue from civilian and defense customers increased $22.1 million to $78.8 million, or 39.1%. Growth with existing customers such as the Department of Housing and Urban Development and the Department of Education combined with revenue from new sources such as the U.S. Coast Guard ($10.0 million), Headquarters Air Force ($4.2 million), the Nuclear Regulatory Commission ($1.9 million) and the National Cancer Institute ($2.1 million).

Direct costs - Direct costs were 67.3% and 70.2% of revenue for the nine month periods ended September 30, 2008 and 2007, respectively, an improvement of 2.9%. Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and material and other direct costs (“ODCs”). Material and ODCs are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $33.0 million and $16.7 million for the nine month periods ended September 30, 2008 and 2007, respectively. Overall margins for the first nine months ended September 30, 2008 improved 2.9% over 2007 to 32.7% from 29.8% This is attributable to higher margins associated with several HUD contracts having successfully transitioned from the lower-margin development phase to the higher-margin on-going maintenance and support phase. Higher margins in the defense division, 36.9% in 2008 versus 30.0% in 2007, are also driving this margin improvement. Much of this increase is due to a higher percentage of business with the U.S. Coast Guard which had higher margins.

Selling, general and administrative (“SG&A”) expenses - Components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses. As a percentage of revenue, SG&A expenses were 24.1% and 23.9% for the periods ended September 30, 2008 and 2007, respectively. This increase was primarily driven by an enhanced business development function needed to address the expanded markets presented by the acquisitions made in 2007. Higher costs are also partly attributable to approximately $0.9 million in severance expenses accrued in connection with the termination of three senior executives. Non-severance costs remained consistent with expenses for the nine month period ended September 30, 2007.

Depreciation and amortization - Amortization expenses increased to 5.5% of revenue for the nine months ended September 30, 2008 compared to 4.4% for the nine month period ended September 30, 2007. This was directly related to additional intangible amortization expense associated with acquisitions in August and November of 2007 of the Potomac Management Group and Number Six Software. In future periods, this percentage should decline in relation to revenue due to the impairment entry taken during the current period.

Impairment charge - Based on an analysis of the Company’s discounted cash flow, management concluded that the estimated fair value of the Company was less than its balance sheet carrying amount as of August 31, 2008 by $56.8 million and recognized an impairment charge of which $48.8 million was related to goodwill and $8.0 million was related to intangible assets. (See the detailed discussion at Goodwill Valuation).

Interest, net - The net change in interest (expense) income was $2.6 million for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007. This is a result of borrowings to finance acquisitions made in 2007, as well as interest on notes with the former owners of the acquired companies.

Income taxes - For the nine months ended September 30, 2008, the Company reported an income tax benefit of $5.6 million and for the nine months ended September 30, 2007, the Company reported income tax expense of $0.5 million. The variation in income tax expense was primarily due to the tax effect of the impairment to goodwill and intangible assets taken in the current period. The effective tax rates were 10.0% and (8.8)% for the nine month periods ended September 30, 2008 and 2007, respectively. The impairment charge had a significant impact on the effective tax rate for the nine month period ended September 30, 2008 due to the $41.1 million adjustment to goodwill that does not have an associated tax-basis resulting in a permanent book-to-tax difference. The loss on warrant liabilities had a significant impact on the effective tax rate for the nine month period ended September 30, 2007 because the loss was not deductible for tax purposes resulting in a permanent book-to-tax difference.

Financial Condition, Liquidity and Capital Resources

Financial Condition. Total assets decreased to $109 million as of September 30, 2008 compared to $169 million as of December 31, 2007. This decrease was primarily driven by the impairment of goodwill and intangible assets. Additionally, other components of total assets changed significantly; income taxes receivable decreased by $1.0 million, deferred income tax assets increased by $1.6 million, and property and equipment increased by $2.3 million due primarily to assets from the build-out of the Company’s new headquarters space.

Our total liabilities showed a decrease of $10.5 million to $63.2 million as of September 30, 2008 from $73.7 million as of December 31, 2007. Significant changes within total liabilities were: a decrease to the revolving credit facility of $8.0 million due to favorable cash collections, an increase in deferred rent expense of $3.1 million, increases in accounts payable and accrued expenses of $1.4 million, and decreases in taxes payable and deferred taxes of $6.5 million.

Liquidity and Capital Resources. Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to make selective strategic acquisitions. We expect to meet our short-term requirements through funds generated from operations and from our $50 million line of credit facility. As of September 30, 2008, we had an outstanding balance of $35.8 million on our credit facility. As noted above, there has been a significant decrease in this debt due to positive cash flow from operations. The balance is expected to continue to decline, thus reducing the outstanding balance on the credit facility. The credit facility is considered adequate to meet the operations liquidity and capital requirements.

Net cash generated by operating activities was $5.3 million for the nine months ended September 30, 2008. Cash generated by operating activities was primarily driven by ongoing operations, which were utilized to pay down the balance on our line of credit facility as discussed above.

Net cash generated by investing activities was less than $0.1 million for the nine months ended September 30, 2008.

Net cash used in financing activities was $7.1 million for the nine months ended September 30, 2008. The cash was used to pay down the credit facility and the notes payable from acquisitions in 2007.

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

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2008, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2008 that require us to make future cash payments.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$2,583	$38,407	$—	$—	$40,990
Capital Leases	85	23	—	—	108
Operating Leases	2,500	3,994	3,512	8,897	18,903
Total	$5,168	$42,424	$3,512	$8,897	$60,001

Recent Accounting Pronouncements

Adoption of New Accounting Standards. In September 2006, the FASB issued “SFAS” No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The disclosure requirements of SFAS No. 157 which took effect on January 1, 2008 are presented in Note 4 to the September 30, 2008 interim financial statements. On January 1, 2009, the Company will implement the previously-deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value as required. The Company does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position or results of operations when they become effective.

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

Standards Issued But Not Yet Effective. In December 2007, the FASB issued SFAS No. 141(R)—Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will replace FASB Statement No. 141—Business Combinations. The new statement retains the fundamental requirements that the acquisition (or purchase) method of accounting be used for all business combinations and expands the definition of a business, thus increasing the number of transactions which may qualify as business combinations. Contingent consideration will be measured at fair value at the acquisition date, with changes in fair value recognized in earnings, and transaction-related expenses and restructuring costs will be expensed as incurred. Changes in acquired tax contingencies will be recognized in earnings if outside the purchase price allocation period (generally one year or less). Adjustments to finalize purchase price allocations will be shown as revised in future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Also, in the event of a bargain purchase (acquisition of a business at below fair market value of net assets acquired) a gain could be recognized, or in the event of a change in control of an existing investment a gain or loss could be recognized. SFAS No. 141(R) will be applied prospectively to business acquisitions with acquisition dates on or after January 1, 2009. There is no current impact as SFAS No. 141(R) is not applicable until January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations when it becomes effective in 2009, but may significantly affect the accounting for noncontrolling (or minority) interests from that date forward. The Company does not have any noncontrolling (or minority) interests.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosure about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires more disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company will adopt the provisions of SFAS No. 161 on January 1, 2009, which is not expected to have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for a portion of our borrowings under our credit facility. As of September 30, 2008, we had an outstanding balance of $35.8 million under our variable interest rate line of credit. In November 2007, we hedged the interest rate risk on $35 million of this debt by executing an interest rate swap as discussed in Note 4 of the financial statements.

Item 4. Controls and Procedures.

Our management performed an assessment, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2008 and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. The forms of certification are required in accordance with Section 302 of the Sarbanes - Oxley Act of 2002.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2008, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

We are a defendant in Maximus, Inc. vs. Advanced Technology Systems, Inc., pending in the Connecticut Superior Court, Hartford District. The lawsuit asserts breach of contract and other claims related to a subcontract between Maximus and ATSI associated with a prime contract between Maximus and the State of Connecticut. Based on the complaint filed in the suit, Maximus seeks damages in excess of $3.5 million. The case was filed in August 2007.

We have filed our answer denying Maximus’ claims and have asserted counterclaims. Discovery has commenced and is currently scheduled to be completed in February 2009. Trial is currently set for July 2010. Based on the claims asserted in the lawsuit, we have made an indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI. Our indemnification demand is subject to the dispute resolution process provided for in the stock purchase agreement.

We have also asserted other claims against the principal former owners of ATSI based on the stock purchase agreement governing the transaction, and the former ATSI owners have asserted certain counterclaims against us. These claims are also subject to the dispute resolution process provided for in the stock purchase agreement.

The stock purchase agreement required three escrow accounts to be established at closing to cover potential working capital adjustments, general indemnification claims and the accounting method tax payments. The current balance in the three escrow accounts totals approximately $9.1 million. The proceeds of such escrow accounts shall be disbursed to the parties in accordance with the dispute resolution process provided for in the stock purchase agreement.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of the Company’s 2007 Form 10-K for a detailed discussion of the risk factors affecting the Company. The information below provides updates to the previously disclosed risk factors and should be read in conjunction with the risk factors and information disclosed in the 2007 Form 10-K.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our financial results.

        Our acquisitions involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2007, goodwill and other intangible assets accounted for approximately $107.6 million and $21.4 million, or approximately 63.7% and 12.7%, respectively, of our total assets. We plan to continue acquiring businesses if and when opportunities arise, further increasing our goodwill and intangible asset amounts. To the extent that we determine that assets have been impaired, we will write down the carrying value on our balance sheet and book an impairment charge in our statement of operations. For example, as a part of the Company’s annual impairment test in September of 2008 in connection with the preparation and review of its financial statements to be included in the Company’s Form 10-Q for the quarter ended September 30, 2008, the Company determined that a non-cash charge for impairment was required, and the Company recognized an impairment charge of $56.8 million.

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

Recent Sales of Unregistered Securities

In the quarter ended September 30, 2008, the Company granted a total of 40,000 restricted shares valued at approximately $72,000 to Jack Tomarchio, who joined the Board of Directors on August 18, 2008. The issuances of these shares are exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

10.1	Employment Agreement for Edward H. Bersoff

10.2	Employment Agreement for George Troendle

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATS Corporation

	By:	/s/ Edward H. Bersoff
Chairman of the Board and
Chief Executive Officer

	By:	/s/ Pamela A. Little
Chief Financial Officer
Date: November 7, 2008