Form 10-K
period 2008-12-31
ATS CORP
filed 2009-03-16
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51552

ATS CORPORATION

(Exact Name of Registrant As Specified in Its Charter)

Delaware	11-3747850
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7925 Jones Branch Drive McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)

(703) 571-2400

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $14.6 million, based on the closing sales price of the Registrant’s Common Stock on the OTC Bulletin Board on that date.

As of March 6, 2009, 22,574,521 shares of the Registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders expected to be held May 5, 2009.

ATS CORPORATION
For the Fiscal Year Ended December 31, 2008

i

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors listed in Item 1A of Part I of this Annual Report on Form 10-K, captioned “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	risks related to the government contracting industry, including possible changes in government spending priorities;
•	risks related to our business, including our dependence on contracts with U.S. Federal Government agencies and departments and continued good relations, and being successful in competitive bidding, with those customers;
•	uncertainties as to whether revenue corresponding to our contract backlog will actually be received;
•	risks related to the implementation of our strategic plan, including the ability to identify, finance and complete acquisitions and the integration and performance of acquired businesses; and
•	other risks and uncertainties disclosed in our filings with the Securities and Exchange Commission.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update these forward- looking statements, even if our situation changes in the future.

The terms “we,” “our” and “ATSC” as used throughout this Annual Report on Form 10-K refer to ATS Corporation and its consolidated subsidiaries, unless otherwise indicated.

ii

Item 1. Business

INFORMATION ABOUT ATS CORPORATION (“ATSC”)

Our Business

We were organized as a “blank check” company under the laws of the State of Delaware on April 12, 2005 and were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, operating businesses in the federal services and defense industries. Our principal executive offices are located at 7925 Jones Branch Drive, McLean, Virginia 22102.

Acquisitions

ATSI.  Effective the close of business on January 15, 2007, we acquired all of the outstanding capital stock of Advanced Technology Systems, Inc. and its subsidiaries (collectively, “ATSI”), a provider of systems integration and application development to the U.S. government.

RISI.  As of the close of business on February 28, 2007, we acquired Reliable Integration Services, Inc. (“RISI”), a 37-employee network systems integrator serving U.S. government defense and civilian agencies.

PMG.  On September 1, 2007, we acquired Potomac Management Group, Inc. (“PMG”), a 149-employee information technology and multimedia services provider serving mostly U.S. government agencies.

NSS.  On November 9, 2007, we completed the acquisition of Number Six Software, Inc. and its subsidiaries (collectively, “NSS”), a software consulting firm providing services to the government and commercial markets.

Organizational Structure

As of December 31, 2007, ATS Corporation (“ATSC”) consolidated all of its subsidiaries into Advanced Technology Systems, Inc. (“ATSI”) under the holding company ATSC. The consolidated financial statements include the accounts of ATSC and ATSI (collectively, the “Company”).

Warrant Exchange Offer

On April 8, 2008, we announced an offer to holders of all 36,380,195 of the Company’s then outstanding, publicly-traded warrants which had been issued in our initial public offering, that would permit the exercise of the warrants on amended terms, for a limited time. The offer modified the terms of the warrants to allow holders to receive one share of common stock for every 12.5 warrants surrendered, without paying a cash exercise price. In addition, for each 10 warrants a holder tendered in the cashless exercise, the holder could also exercise one additional warrant by paying a reduced cash exercise price of $2.25 for one share of common stock.

A total of 33,400,020 warrants were exercised (approximately 92% of the 36,380,195 publicly traded warrants). This consisted of 33,073,703 warrants tendered for cashless exercise in exchange for 2,645,887 shares of common stock (on the basis of 12.5 warrants for one share of common stock), and 326,317 warrants exercised by payment of a reduced cash price of $2.25 per share. As a result of the exercise of warrants, 2,972,204 new shares of common stock were issued. Proceeds received by the Company were $734,192 and expenses were $500,057. The 2,980,175 warrants that were not exercised during the tender offer had their original terms reinstituted and will expire on October 19, 2009, unless earlier exercised in accordance with their original terms.

Line of Credit

ATSC has a credit facility with Bank of America, N.A. (the “Credit Agreement”) which provides for borrowing up to $50 million.

On May 12, 2008, ATSC and Bank of America, N.A., executed Amendment No. 3 to the Credit Agreement (the “Third Amendment”). The following primary changes were made pursuant to such Third Amendment: (i) amendment of the financial covenants to revise the required consolidated leverage ratios, the required minimum consolidated EBITDA, the required consolidated asset coverage ratio, and the required consolidated fixed charge coverage ratios; (ii) inclusion of a requirement of the lenders’ consent to acquisitions, if the pro forma consolidated leverage ratio exceeds 2.50 to 1.00; (iii) inclusion of a new requirement that, depending on the consolidated leverage ratio, either 50% or 100% of the net cash proceeds from ATSC’s sale of equity interests shall be applied to prepay borrowings (provided, however, the prepayment requirement did not apply to either proceeds from the ATSC early warrant exercise program, or sales or issuances of equity interests to ATSC; (iv) adjustment of the due date for the accounts receivable aging report and accounts payable aging report from ATSC to 30 days after the end of each month; and (v) modification of the interest rate applicable to loans outstanding under the Third Amendment (with interest continuing to be based on LIBOR, but with increments ranging from 200 basis points to 350 basis points, depending on the consolidated leverage ratio).

Employment Agreements

On August 7, 2008, George Troendle entered into an employment agreement with the Company effective August 11, 2008 upon Mr. Troendle’s employment as Executive Vice President and Chief Operating Officer.

On August 4, 2008, the Company and Dr. Edward H. Bersoff, the Company’s Chairman, President and Chief Executive Officer, amended Dr. Bersoff’s employment agreement, extending his employment term as Chief Executive Officer through December 31, 2009. The Company originally entered into an employment agreement with Dr. Bersoff on March 19, 2007 and subsequently amended the agreement on October 25, 2007.

On February 3, 2008, we entered into an employment agreement with Pamela Little, our Chief Financial Officer.

In addition, the Company has entered into employment agreements with certain key employees that provide for severance payments in the event of termination.

Personnel

ATSC has no employees other than those of its subsidiary, ATSI, which employs approximately 547 personnel.

Available Information

We maintain an internet website at http://www.atsc.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

As a government contractor, we are subject to government audits, inquiries and investigations. We have experienced minimal audit adjustments in the past. The Defense Contract Audit Agency (“DCAA”) has completed its audit of ATSI contracts through the fiscal year ended October 31, 2005, and we are subject to audit and adjustment on our performance during subsequent years.

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

ATSI, founded in 1978, originally focused on mainframe applications development and was awarded one of its first prime contracts in 1981 from the Department of Housing and Urban Development, or HUD, to develop the Computerized Homes Underwriting Management System, a system for tracking and monitoring home mortgages. By 1985, as technology evolved, ATSI’s relationship with HUD evolved as well, and ATSI was tasked to design and implement various Local Area Network, or LAN, applications to meet the complex needs of the agency. ATSI expanded its expertise into enterprise architecture and system implementation services during its design of HUD’s multi-tiered extranet application, FHA Connection, which consists of several smaller subsystems with a diverse mix of multi-tiered architectures in a web-driven solution. Throughout the 1990s, ATSI began to accelerate its business development efforts with other federal agencies in an effort to diversify its client concentration outside HUD and provide additional avenues for growth. For example, ATSI cross-sold its HUD applications development expertise to the Resolution Trust Corporation, or RTC, an agency created to manage the savings and loan crisis, to provide both applications development and database administration. As the savings and loan crisis was resolved, ATSI leveraged its past performance record at RTC to win a contract to develop the Federal Deposit Insurance Corporation’s first internet and intranet sites.

Through the 2007 acquisitions of RISI, PMG and NSS, we expanded our client base, personnel and service offerings. These acquisitions expanded our federal network system integration, maritime security, and commercial applications development capabilities, as well as broadened our customer base to include the U.S. Coast Guard and Blue Cross Blue Shield, among many others. However, the operating subsidiary of ATSC has remained ATSI. Effective December 31, 2007, our other subsidiaries resulting from our acquisitions were merged into ATSI. Therefore, our discussion of our operations revolves around the activities of ATSI.

Although ATSI’s service offerings have evolved over time to incorporate new technologies and integrate acquired businesses, a majority of ATSI’s projects encompass the following technology services:

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

ATSI’s full suite of software engineering capabilities favorably positions ATSI to meet its clients’ desire to engage contractors who can evaluate the feasibility of commercial off the shelf or COTS-based software solutions and, when necessary, develop custom applications that modify those solutions to meet overall system requirements. Additionally, ATSI has developed numerous custom software solutions for clients requiring technical specifications that are more demanding than those offered by a COTS solution.

Web-Based Software Implementations

ATSI’s software and systems engineers have extensive experience designing web-based applications and database solutions. ATSI offers web-based solutions that include:

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

The primary components of ATSI’s infrastructure and outsourcing services are:

•	managed services;
•	hosting;
•	service/help desk;
•	continuity of operations (COOP)/disaster recovery (DR);
•	messaging/workflow administration;
•	technology assessments;
•	network operations;
•	server administration;
•	SLA management;
•	database administration;
•	desktop architecture;
•	IT audit and assessment;
•	virtualization;
•	video teleconferencing;
•	risk assessment and management; and
•	information security.

Managed Services

ATSI provides a suite of enterprise information technology infrastructure support services that enables its clients to focus on their core missions. ATSI’s information technology staff works with clients to help plan, deploy, manage, and maintain their entire information technology infrastructure. ATSI’s systems and services are focused on ensuring that clients’ enterprise solutions have the availability, reliability, performance, and support required for long-term success.

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

Technology Consulting

ATSI’s technology consulting services are based on industry standard best practices and focused on services that are geared towards application lifecycle development, starting from requirements down through testing, deployment, and maintenance. These services are oriented toward the technical delivery of a solution or the technical enablement of an organization to be competent in delivering technical solutions. Sample offerings in this service line include: Process/Tools support surrounding the IBM/Rational technology, Requirements Management with Use Cases consulting, Test Driven Development, Model Driven Development, and Agile Process consulting.

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

Security Consulting

ATSI’s security consulting services provide a “best value” management to clients within the Department of Homeland Security, leveraging a deep experience in safety and security assessments.

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

Customers and Contract Types

ATSI’s diverse customer base consists primarily of U.S. government agencies. For the year ended December 31, 2008, ATSI generated 39% of its revenue from federal civilian agencies, 34% from defense and homeland security agencies, 24% from commercial customers, including government-sponsored enterprises, and 3% from state and local government customers. ATSI’s largest clients in fiscal year 2008 were HUD, Fannie Mae, and the U.S. Coast Guard representing 17%, 10%, and 10%, respectively, of its total revenue. ATSI’s largest clients in fiscal year 2007 were HUD and Fannie Mae, representing 17% and 15%, respectively, of its total revenue.

The following schedule presents the breakdown of revenue by customer type for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
Defense and Homeland Security Agencies	33.7%	19.9%
Civilian Agencies	39.3%	50.2%
State/Local Government	2.6%	5.1%
Commercial	24.4%	24.8%
Total	100.0%	100.0%

We derive substantially all of our revenue from consulting services. We generate revenue from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the year ended December 31, 2008, revenue from these contract types were approximately 63%, 37% and 0%, respectively, of total revenue. During the year ended December 31, 2007, revenue from these contract types were approximately 66%, 31% and 3%, respectively, of total revenue. We typically issue invoices monthly to manage outstanding accounts receivable balances.

We derived revenue as a prime contractor and subcontractor as follows for the year ended December 31, 2008.

	Year Ended December 31,
	2008	2007
Prime	79.7%	81.1%
Sub	20.3%	18.9%
Total	100.0%	100.0%

Our most significant expense is direct costs, which consist primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of December 31, 2008, we had 519 personnel who worked on our contracts.

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

Investment and other income consist primarily of interest income earned on our cash and cash equivalents.

Contract Backlog

We define backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms, an order under which potential further delivery orders or task orders might be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process. At December 31, 2008, our backlog was approximately $178 million, of which $53.1 million was funded. At December 31, 2007, our backlog was approximately $231 million, of which $97 million was funded.

We currently estimate that 63% of projected revenue for 2009 exists in the current backlog. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2012.

We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are won. Our estimate of the portion of the backlog as of December 31, 2008 from which we expect to recognize revenue during fiscal year 2009 is likely to change because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control.

Subcontractors

When we act as a prime contractor, we derive revenue primarily through our own direct labor services, but also through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex engagements or to more completely address a particular client’s requirements. Teaming agreements and subcontracting relationships are useful because they permit us as a prime contractor to compete more effectively on a wider range of projects. In addition, we may engage a subcontractor to perform a discrete task on a project, or a subcontractor may approach us because of our position as a prime contractor. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement, as well as the performance of our subcontractors. Revenue derived from work performed by subcontractors represented approximately 39% and 43% of our revenue for fiscal years 2008 and 2007, respectively. No single subcontractor performed work that accounted for more than 5% of our revenue during the 2008 and 2007 fiscal years.

Competition

The information technology services industry is a large and highly competitive market. ATSI competes for contracts based on its strong client relationships, successful past performance record, significant technical expertise and specialized knowledge. ATSI often competes against both the large defense contractors and specialized information technology consulting and outsourcing firms. Many of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than ATSI. ATSI’s competitors include Lockheed Martin Corporation, Northrop Grumman Corporation, Science Applications International Corporation, IBM, Computer Sciences Corporation, Dynamics Research Corporation, ManTech International Corporation, NCI Inc., Stanley, Inc., CACI International, Inc., SRA International, Inc., Accenture Ltd. and BearingPoint, Inc. We expect competition in the U.S. government information technology services sector to increase in the future.

Employees

At February 28, 2009, ATSI had 547 personnel, including 523 full-time employees and 24 part-time employees, as well as 111 independent contractors. ATSI’s future success will depend significantly on its ability to attract, retain and motivate qualified personnel. ATSI is not a party to any collective bargaining agreement and has not experienced any strikes or work stoppages. ATSI considers its relationship with its employees to be satisfactory. See Risk Factors in Part I Item 1A.

Item 1A. Risk Factors

Risks Related to Our Business and Operations

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

ATSI derived approximately 73% and 71% of its total revenue in fiscal years 2008 and 2007, respectively, from contracts with the U.S. government and government-sponsored enterprises. We expect that U.S. government contracts will continue to be a significant source of revenue for the foreseeable future. If ATSI or any of its partners is suspended or prohibited from contracting with the U.S. government generally or any agency or related entity, if ATSI’s reputation or relationship with government agencies is impaired, or if the U.S. government or any agency or related entity ceased doing business with them or significantly decreases the amount of business it does with them, our business, prospects, financial condition and operating results could be significantly impaired.

Changes by the U.S. government in its spending priorities may cause a reduction in the demand for the products or services that we may ultimately offer, which could adversely affect our business.

Changes in the U.S. government budgetary priorities could directly affect our financial performance. Government expenditures tend to fluctuate based on a variety of political, economic and social factors. This is particularly true in circumstances such as the current political and economic climate. A significant decline in government expenditures, or a shift of expenditures away from programs we support, or a change in U.S. government contracting policies causing its agencies to reduce their expenditures under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts or to delay or not enter into new contracts, could adversely affect our business, prospects, financial condition or operating results.

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

Because we derive a significant portion of our revenue from contracts with the U.S. government or its agencies, we believe that the success and development of our business will depend on its continued successful participation in federal contracting programs. The U.S. government may reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. It also could adopt new contracting methods to General Services Administration, or GSA, or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain socio-economic or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the U.S. government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the U.S. government may obtain from private contractors. These changes could impair our ability to obtain new contracts. Any new contracting methods could be costly or administratively difficult for us to implement and, as a result, could harm our operating results.

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

We are a prime contractor under several GSA contracts, blanket purchase agreements, and GWAC schedule contracts. Our ability to continue to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If we were to lose our position as prime contractor on one or more of these contracts, we could lose substantial revenue and our operating results could be adversely affected. Our GSA contracts and other GWACs have an initial term of five or more years, with multiple options exercisable at the government client’s discretion to extend the contract for one or more years. There can be no assurances that government clients will continue to exercise the options remaining on our current contracts, nor can we be assured that future clients will exercise options on any contracts we may receive.

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

We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts, which affect how we do business with our government clients and may impose added costs on our business. Among the most significant regulations are:

•	the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts, including provisions relating to the avoidance of conflicts of interest and intra-organizational conflicts of interest;
•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with some contract negotiations;
•	the Contractor Business Ethics Compliance Program and Disclosure Requirements, which requires contractors to disclose credible evidence of certain crimes, violations of civil False Claims Act (“FSA”), or a significant overpayment;
•	the Procurement Integrity Act, which requires evaluation of ethical conflicts surrounding procurement activity and establishing certain employment restrictions for individuals who participate in the procurement process;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under some cost-based government contracts;
•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of specified products, technologies, and technical data;
•	laws surrounding lobbying activities a corporation may engage in and operation of a Political Action Committee established to support corporate interests; and
•	compliance with antitrust laws.

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

The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed and better known companies than us. In order to stay competitive in our industry, we must also keep pace with changing technologies and client preferences. If we are unable to differentiate our services from those of our competitors, our revenue may be adversely affected. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies that are better able to compete against us. The results of these competitive pressures could cause our business to be adversely affected.

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

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business.

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

We may become subject to claims from our employees and third parties who assert that intellectual property we use in delivering services and business solutions to our clients infringe upon intellectual property rights of such employees or third parties. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also license technology from other vendors. If our vendors, employees, or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims. In addition, if any of these infringement claims is ultimately successful, we could be required to:

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

For each of the past several years, as the GSA Schedule contracts have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other firms acting as subcontractors to us. In some cases, companies that have not held GSA Schedule contracts have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of the providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of a GSA Schedule contract. If one or more of our current subcontractors is awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by ATSI’s subcontractors for fiscal years 2006, 2007 and 2008 represented 26%, 28% and 27% of our GSA Schedule gross revenue, respectively.

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

We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not later signed and these costs are not reimbursed, our revenue and profits will be reduced.

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

Risks Associated with Our Acquisitions

We may not be successful in identifying acquisition candidates and, if we undertake acquisitions, they could be expensive, increase our costs or liabilities, or disrupt our business. Additionally, if we are unable to successfully integrate companies we acquire, our revenue and operating results may be impaired.

One of our strategies is to augment our organic growth through acquisitions. In addition to our acquisition of ATSI, we have completed three acquisitions of complementary companies in the last two years. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. Additionally, negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations and we may not be able to successfully integrate the companies we acquire. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence. Any costs, liabilities, or disruptions associated with future acquisitions could harm our operating results. In addition, following the integration of acquired companies, we may experience increased attrition, including but not limited to key employees of acquired companies, which could reduce our future revenue.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our financial results.

Our acquisitions involved purchase prices well in excess of net tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2008, goodwill and purchased intangibles accounted for approximately $59 million and $9 million, or approximately 56% and

9%, respectively, of our total assets. We plan to continue acquiring businesses if and when opportunities arise, further increasing these amounts. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of operations.

The Company evaluates goodwill for impairment at least annually or more frequently depending on specific events or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in general market conditions may indicate potential impairment of recorded goodwill. The adverse economic climate and changes in the scope of work with existing customers, particularly in the commercial sector, led to a non-cash impairment charge of $57 million during the quarter ended September 30, 2008. If the current economic conditions continue to deteriorate, causing further decline to the business, then additional impairments could occur in future periods. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets. See Critical Accounting Policies, Estimates, and Judgments in Part III, Item 7.

We amortize finite lived intangible assets over their estimated useful lives, and also review them for impairment. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases or decreases, so will our amortization charges in future periods.

If the benefits of our various acquisitions do not meet the expectations of financial or industry analysts, the market price of our common stock may continue to be depressed or decline.

The market price of our common stock may decline as a result of our acquisitions if:

•	we do not achieve the perceived benefits of the acquisitions as rapidly as, or to the extent anticipated by, financial or industry analysts; or
•	the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of a depressed stock price.

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

If third parties bring claims against us or if any of the entities we have acquired have breached any of their representations, warranties or covenants set forth in the acquisition agreement for each respective transaction, we may not be adequately indemnified for any losses arising.

Although the stock purchase and merger agreements governing our acquisitions generally provide that the selling parry will indemnify us for losses arising from a breach of the representations, warranties and covenants by the selling party set forth in the stock purchase or merger agreement, such indemnification is limited, in general terms, to aggregate monetary amounts with deductibles. In addition, with some exceptions, the survival period for claims under the stock purchase and merger agreements are limited to specific periods of time. We will be prevented from seeking indemnification for most claims above the aggregate threshold or arising after the applicable survival period.

Risks Associated With Management

Loss of our President and Chief Executive Officer could hurt our operations and our expansion efforts.

We rely heavily on our President and Chief Executive Officer, Dr. Edward H. Bersoff. The loss of Dr. Bersoff could have an adverse effect on us because we rely on his extensive experience and contacts in the government services industry. Not only would we suffer from a loss of his expertise and experience if he were to leave, but we would likely incur additional costs in connection with the identification of possible acquisition targets. We have entered into an employment agreement with Dr. Bersoff extending his employment term as Chief Executive Officer through December 31, 2009. The Company and Dr. Bersoff are currently in discussions to further extend his employment term.

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

A default under our debt could lead to our bankruptcy, insolvency, financial restructuring or liquidation. In any such event, our stockholders would be entitled to share ratably in our assets available for distribution only after the payment in full to the holders of all of our debt and other liabilities. There can be no assurance that, in any such bankruptcy, insolvency, financial restructuring or liquidation, stockholders would receive any distribution whatsoever.

If we are unable to maintain a current prospectus relating to the common stock underlying our remaining warrants, our warrants may be worthless.

Upon conclusion of our warrant exchange offer in 2008, there were 2,980,175 Company warrants outstanding. We will not be obligated to issue shares of common stock upon the exercise of our remaining warrants unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and such common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our reasonable best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure warrant holders that we will be able to do so. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current, or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire. The warrant agreement is silent as to the consequences of such circumstances. Thus, our warrants may be deprived of any value, the market for our warrants may be limited or non-existent and the warrants may expire worthless.

Over-the-Counter Bulletin Board quotation of our securities limits the liquidity and price of our securities.

Quotation of our securities on the Over-the-Counter Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on the American Stock Exchange (“AMEX”) or NASDAQ. Although we are in the process of applying for listing of our common stock on AMEX and we ultimately intend to apply for listing of our common stock on NASDAQ, we believe that we currently do not satisfy the applicable listing requirements.

Risks Associated with Sarbanes-Oxley Act Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established Committee of Sponsoring Organizations of the Treadway Commission internal control framework and to report on our conclusion as to the effectiveness of our internal controls.

Although we believe the existing controls over financial reporting are designed and operating effectively, we cannot be certain that we will be able to maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new and improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is currently located at 7925 Jones Branch Drive, in McLean, Virginia, a suburb of Washington, D.C. Our headquarters’ lease is for 58,082 square feet, which terminates on May 31, 2019. All corporate functions are at this location, with approximately 45.6% of our full-time employees located at our headquarters and other company offices and the other 54.4% located at client sites. The lease includes the entire third and fourth floors of the building, as well as two wings on the second floor. The base rent of the property is $133,104.58 per month, subject to adjustment on each anniversary date of the commencement of the lease. The term lease is for ten years, with a right to extend the term for two renewal terms of five years each.

We also have facilities in Arlington, Virginia, Alexandria, Virginia, Oakbrook, Illinois, Groton, Connecticut, Kansas City, Missouri, Columbia, South Carolina, Indianapolis, Indiana, Huntsville, Alabama, and Sacramento, California. ATSI does not own any real property; all of its offices are in leased premises.

Item 3. Legal Proceedings

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. Other than possibly the matters discussed below, we currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

We are a defendant in Maximus, Inc. vs. Advanced Technology Systems, Inc., pending in the Connecticut Superior Court, Complex Litigation Docket. The lawsuit asserts breach of contract and other claims related to a subcontract between Maximus and ATSI associated with a prime contract between Maximus and the State of Connecticut. Based on the complaint filed in the suit, Maximus seeks damages in excess of $3.5 million. The case was filed in August 2007.

We have answered the complaint denying Maximus’ claims and have asserted counterclaims. In January of 2009, the case was consolidated for discovery purposes with an action brought by the State of Connecticut against Maximus relating to the prime contract. Discovery has commenced, although at a hearing conducted on March 9, 2009, further depositions were delayed until September 4, 2009 in order to give the State of Connecticut sufficient time to review documents received from Maximus. Trial, which had been scheduled for July 2010, is now anticipated to occur during the first quarter of 2011. Based on the claims asserted in the lawsuit, we have made an indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI.

Following the indemnification demand, the former principal owners of ATSI brought an arbitration against us with the American Arbitration Association claiming that the former owners do not owe us any indemnification obligations for the Maximus lawsuit or the Maximus subcontract. At our request, the arbitration was stayed pending the outcome of the Maximus lawsuit described above.

We have also asserted other claims against the former principal owners of ATSI based on the stock purchase agreement governing the transaction, and the former ATSI owners have asserted certain counterclaims against us. Part of our claims against the former ATSI owners are covered by escrowed funds while all of the claims made by the former ATSI owners against us relate to the escrowed funds. These claims are currently the subject of an ad hoc arbitration, which is scheduled for hearing starting March 23, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holder during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth, for the calendar quarter indicated, the quarterly high and low bid information of the Company’s common stock as reported on the OTC Bulletin Board in 2007 and 2008. Our common stock began trading on December 5, 2005. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	Common Stock (ATCT)		Warrants (ATCTW)		Units (ATCTU)
2008	High	Low	High	Low	High	Low
First Quarter	$3.60	$2.39	$0.34	$0.09	$4.10	$2.68
Second Quarter	$2.75	$1.65	$0.20	$0.09	$2.68	$2.46
Third Quarter	$2.10	$1.25	$0.14	$0.01	$2.46	$1.10
Fourth Quarter	$1.65	$0.91	$0.01	$0.01	$2.50	$1.50

	Common Stock (ATCT)		Warrants (ATCTW)		Units (ATCTU)
2007	High	Low	High	Low	High	Low
First Quarter	$5.61	$3.50	$0.68	$0.35	$6.49	$4.75
Second Quarter	$3.90	$3.45	$0.41	$0.35	$4.75	$4.05
Third Quarter	$3.78	$3.35	$0.40	$0.32	$4.40	$4.20
Fourth Quarter	$3.70	$3.25	$0.40	$0.30	$4.34	$3.95

The closing prices of the Company’s common stock, units and warrants on March 3, 2009 were $1.40, $2.50, and $0.0002, respectively.

Holders of Common Stock

As of December 31, 2008, there were approximately 247 holders of record of our common stock.

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

Issuance of Unregistered Securities

All unregistered shares issued during the fiscal year were issued in connection with Board of Directors’ fees.

Method	Date	Number of Shares Issued	Value of Shares Issued	Securities Exemption
Board of Directors’ Fees	7/2/2007	11,462	$42,639	Section 4(2) of the Securities Act
Board of Directors’ Fees	10/16/2007	11,619	42,642	Section 4(2) of the Securities Act
Total Shares Issued as of December 31, 2007		23,081	$85,281	Section 4(2) of the Securities Act
Board of Directors’ Fees	1/11/2008	9,999	35,496	Section 4(2) of the Securities Act
Board of Directors’ Fees	5/7/2008	62,606	143,994	Section 4(2) of the Securities Act
Total Shares Issued as of December 31, 2008		95,686	$264,771	Section 4(2) of the Securities Act

Purchases of Equity Securities

We did not repurchase any equity securities during the fiscal quarter December 31, 2008.

On February 12, 2009, the Board of Directors approved a repurchase program authorizing the Company to purchase up to the lesser of $3.0 million or 2.0 million shares of Company common stock, in the open market from time to time over a twelve-month period. The timing of the share repurchases under the program is at the discretion of the Company and will depend on a variety of factors, including market conditions and bank approvals and may be suspended or discontinued at any time. Common stock acquired through the repurchase program will be held by the Company as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The Company currently has approximately 22.5 million shares outstanding, which excludes any shares issuable upon the exercise of the Company’s outstanding warrants that expire in October of this year, to purchase approximately 3 million shares of common stock at an exercise price of $5.00 per share.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 5, 2005 (the first trading date of our common stock) through December 31, 2008, with the cumulative total return on (i) the Russell 2000 stock index and (ii) a Peer Group Index composed of other federal government service providers with whom we compete: CACI International, Inc., Dynamics Research Corp., ManTech International Corp., NCI, Inc., SI International, Inc., and SRA International, Inc. The comparison also assumes that all dividends are reinvested. The historical information set forth below is not necessarily indicative of future performance.

Assumes $100 Invested on Dec. 5, 2005
Assumes Dividend Reinvested
Fiscal Year Ending Dec. 31, 2008

Item 6. Selected Financial Data

The following is a summary of selected statement of income data and balance sheet data for each period indicated. The selected financial data for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 are derived from our audited financial statements and related notes.

The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Income Statement Data

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Revenue	$131,548,557	$106,887,039	$—
Operating costs	(125,819,036)	(105,813,129)	(1,167,701)
Impairment expense	(56,772,541)	—	—
Interest (expense) income	(3,427,859)	(244,110)	5,551,779
Gain (loss) on warrant liability	—	(6,930,000)	5,880,000
Income (loss) before provision for taxes	(54,470,879)	(6,100,200)	10,264,078
(Provision) benefit for income taxes	4,642,464	(453,529)	(1,984,678)
Net income (loss)	$(49,828,415)	$(6,553,729)	$8,279,400
Weighted average number of shares outstanding – basic	21,231,654	18,848,722	26,250,000
Net income (loss) per share – basic	$(2.35)	$(0.35)	$0.32
Net income (loss)	$(49,828,415)	$(6,553,729)	$8,279,400
Gain on derivative liabilities attributed to warrants	—	—	5,880,000
Adjusted net income (loss) – for diluted earnings	$(49,828,415)	$(6,553,729)	$2,399,400
Weighted average shares outstanding	21,231,654	18,848,722	26,250,000
Shares from assumed conversion of warrants	—	—	3,887,477
Weighted average number of shares outstanding – diluted	21,231,654	18,848,722	30,137,477
Net income (loss) per share – diluted	$(2.35)	$(0.35)	$0.08

Balance Sheet Data

	December 31, 2008	December 31, 2007
Cash and cash equivalents	$364,822	$1,901,977
Accounts receivable – net	29,268,647	31,191,784
Income tax receivable (net)	—	1,567,094
Deferred income tax, current	1,321,890	1,335,965
Fixed assets – net	3,712,340	1,501,409
Goodwill	59,128,648	107,600,686
Intangibles – net	8,304,686	21,446,868
Restricted cash	1,316,530	1,278,489
Deferred income tax, non-current	2,003,348	—
Other assets	948,642	1,199,819
Total assets	$106,369,553	$169,024,091
Total liabilities	$60,458,097	$73,688,777
Common stock subject to possible redemption (including interest income)	—	—
Total stockholders’ equity	$45,911,456	95,335,314
Total liabilities and stockholders’ equity	$106,369,553	$169,024,091

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Form 10-K.

About This Management’s Discussion and Analysis

The discussion and analysis that follows is organized to:

•	provide an overview of our business;
•	explain the year-over-year trends in our results of operations;
•	describe our liquidity and capital resources; and
•	explain our critical accounting policies and describe certain line items of our statements of operations.

Readers who are not familiar with our company or the financial statements of federal government information technology services providers should closely review the “Operations Overview” and the “Critical Accounting Policies and Significant Estimates” sections appearing within this discussion and analysis. These sections provide background information that may help readers in understanding and analyzing our financial information.

2008 Overview

During 2008 the Company integrated prior year acquisitions, refined its market position amid the opportunities provided by those acquisition, and streamlined its operations. The following significant events occurred during 2008:

•	Revenue increased by 23%;
•	We simplified our capital structure by reducing our outstanding warrants by 92%;
•	The Company generated $10.6 million in operating cash flows, which enabled us to pay down $11.3 million in long-term debt; and
•	The Company recognized a $56.8 million non-cash impairment charge to goodwill.

Organization Overview

We were organized as a “blank check” company under the laws of the State of Delaware on April 12, 2005 and were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, operating businesses in the federal services and defense industries. Our principal executive offices are located at 7925 Jones Branch Drive, McLean, Virginia 22102.

On January 16, 2007, we acquired all of the outstanding capital stock of ATSI, a provider of systems integration and application development to the U.S. government, for $80.2 million in cash and 173,913 shares of our common stock valued at $1.0 million. The audited consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended October 31, 2006 are included in this Form 10-K. During the year ended October 31, 2006, ATSI reported contract revenue of $112.3 million compared to $105.4 million in the prior year, operating income of $2.1 million compared to $2.7 million in the prior year, and income from continuing operations of $0.5 million compared to $1.8 million in the prior year. We do not believe the historical results of ATSI, which was a closely-held private business, are indicative of our future results, in part because we made other acquisitions in fiscal 2007, as well.

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

On January 9, 2007, we announced that after the close of the ATSI acquisition (occurring on January 15, 2007), the Company would and did repurchase 2,625,000 shares of the Company’s common stock from the founders of the Company for approximately $2,888.

As of the close of business on February 28, 2007, we acquired RISI, a 37-employee network systems integrator serving U.S. government defense and civilian agencies for approximately $1.3 million in cash, promissory notes and assumption of debt, plus $0.2 million in our common stock.

On September 1, 2007, we acquired PMG, a 149-employee information technology and multimedia services provider serving mostly U.S. government agencies, for approximately $16.6 million. In addition to this amount, there was the potential for $1.5 million of payments to the former owners should PMG meet certain performance objectives over a two year period ending August 31, 2009. As of December 31, 2008, $0.7 million has been earned and paid, leaving a potential $0.8 million remaining to be earned, should the remaining goals be met.

On November 9, 2007, we acquired NSS, a 175-employee provider of application development and information technology consulting to both government and commercial customers, for an aggregate consideration of approximately $35.4 million, which included $3.0 million in the form of ATSC common stock valued at the average price over the 15-day period before the closing of the transaction, and promissory notes and deferred payments totaling approximately $5.5 million.

On December 31, 2007, we merged RISI, PMG, and NSS into ATSI, which serves as our operating company. ATSC continues to serve as the holding company for ATSI. There are no other entities owned by ATSC other than ATSI.

The ATSC 2006 Omnibus Incentive Compensation Plan was approved by the stockholders at the January 12, 2007 stockholders’ meeting. The plan reserves 1.5 million shares of our common stock for issuance to our employees and employees of our subsidiaries.

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

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangible assets related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements. As we continue to make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue. We evaluate our intangible assets for impairment annually and as a result of our 2008 evaluation recorded a charge of $56.8 million during the fiscal year ended December 31, 2008.

Our operating income, or revenue minus cost of services, selling, general and administrative expenses, and depreciation and amortization, and thus our operating margin, or the ratio of operating income to revenue, is driven by the mix and execution on our contracts, how we manage our costs, and the amortization charges resulting from acquisitions.

Our cash position is driven primarily by the level of net income, working capital in accounts receivable and capital expenditures.

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. The following table summarizes our contract backlog at the end of the 2008 and 2007 years: (in thousands)

	Year Ended December 31,
	2008	2007
Backlog:
Funded	$53,116	$97,256
Unfunded	125,322	133,336
Total backlog	$178,438	$230,592

Our total backlog of approximately $178 million as of December 31, 2008 represented a 23% decrease over the fiscal year 2007 backlog, which was approximately $231 million as of December 31, 2007. We currently expect to recognize revenue during fiscal year 2009 from approximately 63% of our total backlog as of December 31, 2008.

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

	Successor		Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended October 31, 2006
Time-and-materials	63%	66%	50%
Fixed-price	37%	31%	42%
Cost-reimbursable	—%	3%	8%
Totals	100%	100%	100%

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company’s revenue is derived from primarily three different types of contractual arrangements: time-and-materials contracts, fixed-price contracts and cost-plus-fee contracts. Revenue on time-and-material contracts is recognized based on the actual hours performed at the contracted billable rates for services provided, plus materials’ cost for products delivered to the customer, and costs incurred on behalf of the customer. Revenue on fixed-price contracts is recognized ratably over the period of performance or as a percentage-of-completion depending on the nature of services to be provided under the contract. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance.

The Company’s fixed price contracts are either service based or require some level of customization. Revenue is recognized ratably over the service period on fixed-price-service contracts. In accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, for certain of the Company’s fixed-price-completion contracts that involve the design, customization of software products or development of systems management applies the provisions of Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue for such arrangements is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

On federal government contracts, the Company allocates costs to contracts consistent with the federal procurement regulations. The direct and indirect costs associated with these contracts are subject to government audit by DCAA. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet performed. The incurred cost audits have been completed through the fiscal year ended October 31, 2005 for ATSI. The Company’s management performs periodic reviews with the program managers to assess contract performance. If an adjustment is necessary to a previous estimate, the change is normally recorded in the current period earnings.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of its standard management process, facts develop that require the Company to revise our estimated total costs on revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the revision becomes known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

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

The Company performs an annual impairment test for goodwill each year. The Company’s testing approach utilizes a discounted cash flow analysis corroborated by market based approaches to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value exceeds the estimated fair value of the business, an impairment is indicated and SFAS No. 142 prescribes the method for determining the impairment amount, if any. After conducting the 2008 test, the Company concluded that goodwill was impaired $48.8 million. Prior to recording the goodwill impairment charges, the Company tested the purchased intangible assets and other long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and the carrying value of the customer-related intangibles was determined to be impaired by $8.0 million. The impairment was recognized in the third quarter of 2008. The impairment charge was primarily driven by discounted cash flow analysis reflecting unique business characteristics and future earnings potential. This is a non-cash charge that reduces the carrying amounts of the goodwill and intangibles recorded in connection with the acquisitions made in 2007. A significant portion of the goodwill had no tax basis. As such, the deferred tax benefit resulting from the impairment charge was $6.0 million, or 10.6% of the impairment charge. See Notes 7 and 8 for details of this transaction.

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of SFAS No. 144 in accounting for long-lived assets such as property, equipment and intangible assets subject to amortization, the Company reviews the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. As noted above, the Company recorded an impairment charge of approximately $8 million related to customer-related intangible assets.

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

Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of December 31, 2008, the Company does not have any material gross unrecognized tax benefits or liabilities.

Derivatives and Interest Rate Swaps

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

Results of Operations

The following table sets forth the results of operations as a percent of revenue for the years ended December 31, 2008, December 31, 2007 and December 31, 2006.

							Year to Year Change
	2008	2007	2006	2008	2007	2006	2007 to 2008		2006 to 2007
Successor	Dollars			Percentages			Dollars	Percent	Dollars	Percent
Statement of income:
Revenue	$131,548,557	$106,887,039	$—	100.0%	100.0%	—	$24,661,518	23.1%	$106,887,039	—
Operating costs and expenses
Direct costs	88,476,707	75,010,192	—	67.3%	70.2%	—	13,466,515	18.0%	75,010,192	—
Selling, general and administrative expenses	30,927,440	25,925,693	1,167,701	23.5%	24.3%	—	5,001,747	19.3%	24,757,992	2,120.2%
Depreciation and amortization	6,444,516	4,877,244	—	4.9%	4.6%	—	1,567,272	32.1%	4,877,244	100.0%
Impairment charge	56,772,541	—	—	43.2%	—	—	56,772,541	100.0%	—	—
Total operating costs and expenses	182,621,204	105,813,129	1,167,701	138.8%	99.0%	—	76,808,075	72.6%	104,645,428	8,961.7%
Operating (loss) income	(51,072,647)	1,073,910	(1,167,701)	(38.8%)	1.0%	—	(52,146,557)	(4,855.8%)	2,241,611	(192.0%)
Other income (expense)
Interest (expense) income, net	(3,427,859)	(492,722)	5,551,779	(2.6%)	(0.5%)	—	(2,935,137)	595.7%	(6,044,501)	(108.9%)
(Loss) gain on warrant liabilities	—	(6,930,000)	5,880,000	—	(6.5%)	—	6,930,000	(100%)	(12,810,000)	(217.9%)
Other income	29,627	248,612	—	0.0%	0.2%	—	(218,985)	(88.1%)	248,612	100.0%
(Loss) income before income taxes	(54,470,879)	(6,100,200)	10,264,078	(41.4%)	(5.7%)	—	(48,370,679)	792.9%	(16,364,278)	(159.4%)
Income tax (benefit) expense	(4,642,464)	453,529	1,984,678	(3.5%)	0.4%	—	(5,095,993)	(1,123.6%)	(1,531,149)	(77.1%)
Net (loss) income	$(49,828,415)	$(6,553,729)	$8,279,400	(37.9%)	(6.1%)	—	(43,274,686)	660.3%	$(14,833,129)	(179.2%)

					Year to Year Change
	For the Period November 1, 2006 through January 15, 2007	Year Ended October 31, 2006	For the Period November 1, 2006 through January 15, 2007	Year Ended October 31, 2006	2006 Predecessor to 2007 Successor
Predecessor	Dollars		Percentages		Dollars	Percent
Statement of Income:
Revenue	$21,318,054	$112,254,086	100.0%	100.0%	$(5,367,047)	(4.8%)
Operating Costs and Expenses
Direct costs	13,565,817	72,471,117	63.6%	64.6%	2,539,075	3.5%
Selling, general and administrative expenses	15,350,369	37,012,188	72.0%	33.0%	(11,086,495)	(30.0%)
Depreciation and amortization	64,097	666,442	0.3%	0.6%	4,210,802	631.8%
Total operating costs and expenses	28,980,283	110,149,747	135.9%	98.1%	(4,336,618)	(3.9%)
Operating Income	(7,662,229)	2,104,339	(35.9%)	1.9%	(1,030,429)	(49.0%)
Other Income (Expense)
Interest expense, net	(108,200)	(383,075)	(0.5%)	(0.3%)	(109,647)	28.6%
Gain (Loss) on warrant liabilities	—	—	—	—	(6,930,000)	—
Other income	54,266	61,693	0.3%	0.1%	186,919	303.0%
Income (Loss) Before Income Taxes	(7,716,163)	1,782,957	(36.2%)	1.6%	(7,883,157)	(442.1%)
Income Tax (Benefit) Expense	(2,684,217)	1,282,762	(12.6%)	1.1%	(829,233)	(64.6%)
Income (Loss) from Continuing Operations	$(5,031,946)	$500,195	(23.6%)	0.4%	7,053,924	(1,410.2%)
Loss from Discontinued Operations	—	1,325,074	0.0%	1.2%	(1,325,074)	—
Net Income (Loss)	$(5,031,946)	$(824,879)	(23.6%)	(0.7%)	$(5,728,850)	694.5%

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007.

Revenue.  The Company had $106.9 million of revenue in the year ended December 31, 2007, compared to $131.5 million of revenue in the year ended December 31, 2008. The increase in revenue is directly attributable to the full year impact of the acquisitions of PMG and NSS in August and November of 2007, respectively.

Direct Costs.  The Company had $75.0 million in direct costs in the year ended December 31, 2007, compared to $88.5 million in direct costs in the year ended December 31, 2008. This increase is primarily due to an 18% increase in direct labor costs in the year ended December 31, 2008 in connection with our revenue growth of 23% over the year ended December 31, 2007.

Selling, General and Administrative Expenses.  For the year ended December 31, 2007, the Company had $25.9 million of selling, general and administrative expenses, compared to $30.9 million for the year ended December 31, 2008. The increase of $5.0 million is primarily due to the inclusion of a full twelve-month year of operations for the entities acquired during fiscal 2007, resulting in increased overhead labor and labor-related costs of $2.7 and $1.2 million, respectively.

Depreciation.  Depreciation expense for the year ended December 31, 2007 was $0.7 million compared to $1.3 million in 2008. The increase was primarily due to the depreciation of leasehold improvements and equipment acquired in connection with the Company’s relocation of its headquarters.

Amortization of Intangible Assets.  Amortization expense for the year ended December 31, 2007 was $4.2 million, which reflects the amortization of intangible assets resulting from the acquisitions of ATSI, RISI, PMG and NSS. For the year ended December 31, 2008, the Company had $5.2 million of amortization expense. The 2008 expense reflects a full year of amortization expense for PMG and NSS, which were only included for 4 months and 1.5 months, respectively, during the fiscal year ended 2007. The amount of monthly amortization was subsequently reduced by the impairment charge taken at the end of August 2008.

Impairment Charge.  The Company recognized an impairment charge in the amount of $56.8 million in the year ended December 31, 2008. The adverse economic climate and an updated outlook for businesses acquired in 2007, led to the impairment charge. The charge reduces the carrying value of goodwill and other intangibles recorded in connection with the acquisitions made in 2007.

Interest Income (Expense).  Interest expense was $3.4 million in the year ended December 31, 2008, and interest expense was $0.5 million for the year ended December 31, 2007. The increased interest expense was primarily related to the increased debt associated with the acquisitions in 2007.

Gain (Loss) on Warrant Liabilities.  There was a loss on warrant liabilities in the amount of $6.9 million for the year ended December 31, 2007. Because the warrant agreement, until March 14, 2007, was silent as to whether we were required to net cash settle the warrants if we were unable to deliver common stock to the warrant holders, we were required to mark the warrants to market as liabilities and therefore recognize gains or losses on the increase or decrease in the fair value of the warrants. Effective March 14, 2007, the warrant agreement was clarified to state that we are not required to net cash settle the instruments if we are unable to deliver shares of common stock to the warrant holders. As a result, we are no longer required to mark the liability to fair value and the liability was reclassified in the first quarter of 2007 to additional paid in capital.

Income (Loss) Before Income Taxes.  The loss before income taxes for the year ended December 31, 2007 was $6.1 million, primarily due to a change in the fair value of the warrant liability. For the year ended December 31, 2008, income before taxes was a loss of $54.5 million, due to the effect of the impairment of goodwill and certain intangible assets.

Provision for Income Taxes.  The provision for income tax was a benefit of $4.6 million for the year ended December 31, 2008 and an expense of $0.5 million for the year ended December 31, 2007. The effective income tax rates in fiscal years 2008 and 2007 were 8.5 percent and a negative 7.4 percent, respectively. The differences in the tax rates were heavily influenced by the impairments expense in fiscal 2008, which is not deductible for tax purposes, and the loss on warrant liability, which is also non-deductible for tax purposes.

Comparison of Operating Results for the Successor Company for the Twelve Months Ended December 31, 2007 Compared with the Twelve Months Ended October 31, 2006 for the Predecessor Company.

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

Provision for Income Taxes.  The provision for income taxes decreased by 65% to $0.4 million for the twelve months ended December 31, 2007 from $1.3 million for the twelve months ended October 30, 2006 because of the decrease in income. The effective income tax rate in the twelve months ended December 31, 2007 was a negative 7.4 percent, primarily due to the effect of the loss on the warrant liability, which is non-deductible for tax purposes. For the twelve months ended October 30, 2006, the effective tax rate was 71.9 percent, which was heavily impacted by a $4.2 million taxable income item not effecting book income.

Financial Condition, Liquidity and Capital Resources

Financial Condition.  Total assets decreased $62.6 million to $106.4 million as of December 31, 2008 compared to $169.0 million as of December 31, 2007, primarily due to the impairment charge which decreased the carrying value of our goodwill and intangible assets. This was a non-cash charge, as operating income excluding the impairment was $5.7 million, generating $10.6 million in operating cash flows.

Our total liabilities decreased to $60.5 million as of December 31, 2008 from $73.7 million as of December 31, 2007. The decrease was due primarily to decreases in our long-term debt associated with our strong operating cash flow as discussed below and deferred income taxes relating to the deferred tax benefit arising from the impairment charge to goodwill and certain intangible assets.

Liquidity and Capital Resources.  Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to make selective strategic acquisitions. We expect to meet our short-term requirements through funds generated from operations and from a credit facility with Bank of America and Citizens Bank, which was initially signed on June 4, 2007, and subsequently raised to $50.0 million. As part of the agreement, we are required to meet certain financial covenants which are tested every quarter. As of December 31, 2008 we were in compliance with all covenants. Our cash requirements to fund acquisitions will be funded by cash generated from operations in addition to the credit facility. As of December 31, 2007 and December 31, 2008, we had a $41.1 and $32.6 million outstanding balance on the credit facility, respectively, leaving an available balance of $8.9 million and $17.4 million, respectively.

Net cash provided by operating activities was $10.6 million for the twelve months ended December 31, 2008, while net cash used by operating activities for December 31, 2007 was $3.7 million. Cash provided by operating activities is primarily driven by operating income (excluding the non-cash impairment charge), adjusted for working capital changes, which were principally changes in accounts receivable, income taxes receivable and accrued expenses.

Net cash used by investing activities was $1.2 million for the twelve months ended December 31, 2008. During the twelve months ended December 31, 2008, we used $0.4 million to purchase property and equipment and $0.8 million to make earn-out payments associated with one of our acquisitions.

Net cash used by financing activities was $10.9 million for the twelve months ended December 31, 2008. During the twelve months ended December 31, 2008, we used $2.8 million to pay down notes payable associated with our acquisitions during fiscal 2007 and $8.5 million to pay down our line of credit.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

As of the close of business on March 3, 2009, we had cash on hand of approximately $0.7 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In Thousands)
Long-Term Debt Obligations	$2,583	$34,493	$—	$—	$37,076
Capital Leases	86	1	—	—	87
Operating Leases	2,444	3,822	3,534	—	9,800
Total	$5,113	$38,316	$3,534	—	$46,963

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The statement provisions took effect for the Company as of January 1, 2008 and has not had a material effect on the Company’s financial position or results of operations, and management does not believe the deferred provisions will have a material effect on the Company’s financial position or results of operations when they become effective on January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. The Company does not believe that adopting SFAS No. 159 has had an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) — Business Combinations. SFAS No. 141(R) replaces FASB Statement No. 141 — Business Combinations. The new statement retains the fundamental requirements that the acquisition (or purchase) method of accounting be used for all business combinations and expands the definition of a business, thus increasing the number of transactions which may qualify as business combinations. Contingent consideration will be measured at fair value at the acquisition date, with changes in fair value recognized in earnings, and transaction-related expenses and restructuring costs will be expensed as incurred. Changes in acquired tax contingencies will be recognized in earnings if outside the purchase price allocation period (generally one year or less). Adjustments to finalize purchase price allocations will be shown as revised in future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Also, in the event of a bargain purchase (acquisition of a business at below fair market value of net assets acquired) a gain could be recognized, or in the event of a change in control of an existing investment a gain or loss could be recognized. SFAS No. 141(R) will be applied prospectively to business acquisitions with acquisition dates on or after January 1, 2009, early adoption is not permitted. The adoption of SFAS No. 141(R) will only impact the Company’s future acquisitions effect on its consolidated financial statements.

In December 2007, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”), “Share-Based Payment.” SAB 110 expresses the views of the staff regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123R, “Share-Based Payment.” In SAB 107, the staff indicated that it believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the staff stated that it understood that such detailed information may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under SAB 110, we will continue to use the simplified method in estimating the expected term of our stock options until such time as more relevant detailed information becomes available.

Other new pronouncements issued but not yet effective until after December 31, 2008 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our credit facility. As of December 31, 2008, we had an outstanding balance of $34,492,558 under our line of credit. We currently invest our excess funds in an overnight bank sweep account.

In order to manage interest rate fluctuation exposure on the bank debt, the Company entered into an interest rate swap agreement with the Bank of America on November 9, 2007 providing the Company an ability to eliminate the variability of interest expense based on fluctuating rates on a $35 million notional amount of debt. The purpose of the derivative instrument is to hedge cash flows and not for trading purposes. The Company records cash payments and receipts related to its interest rate swap as adjustments to interest expense and as a component of operating cash flow. (See Note 11).

Item 8. Financial Statements and Supplementary Data

Reference is made to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We performed an assessment, as of December 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 32.1 and 32.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer (our Chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Assessment of Effectiveness of Disclosure Controls Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We determined that our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information as to Directors will be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) and is incorporated herein by reference.

Executive Officers

The following individuals were the executive officers of the Company as of February 10, 2009:

Name	Age	Office Held	Since	Prior Business Experience (Last Five Years)
Edward H. Bersoff	66	Chairman and Chief Executive Officer	2007	Chairman and Founder, Greenwich Associates since 2003
Pamela A. Little	55	Executive Vice President and Chief Financial Officer	2007	Vice President and Chief Financial Officer, Athena Innovative Solutions (2005 – 2007), Vice President and Chief Financial Officer, ZKD, Inc. (2004 – 2005)
George Troendle	55	Executive Vice President and Chief Operating Officer	2008	Director, ATS Corporation (2007 – 2008), President Serco North America (2005 – 2006), Chief Executive Officer, Resource Consultants, Inc. prior to 2005

Audit Committee Financial Expert

The information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2009 Annual Meeting of Stockholders.

Code of Ethics

The company has adopted a Code of Business Conduct for all of its employees, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct can be found on the Company’s internet web site at www.atsc.com under “Investor Relations — Code of Conduct.”

Item 11. Executive Compensation

The information required by this item will be included in our 2009 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be included in our 2009 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required in this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report
(1)	Financial Statements
(A)	Reports of Independent Registered Public Accounting Firm Regarding ATS Corporation
(B)	Report of Independent Registered Public Accounting Firm Regarding ATSI
(C)	Consolidated Statements of Operations for the fiscal years ended December 31, 2008, 2007, and 2006 (successor) and the three months ended January 15, 2007 and fiscal year ended October 31, 2006 (predecessor)
(D)	Consolidated Balance Sheets as of December 31, 2008 and 2007
(E)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2008, 2007, and 2006 (successor) and the three months ended January 15, 2007 and fiscal year ended October 31, 2006 (predecessor)
(F)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2008, 2007 and 2006 (successor)
(G)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2008, 2007 and 2006
(H)	Notes to Consolidated Financial Statements
(2)	Supplementary Financial Data

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 31, 2008, 2007 and 2006 (successor)

(b)	Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Description
2.1	Stock Purchase Agreement dated April 19, 2006 among Federal Services Acquisition Corporation, Advanced Technology Systems, Inc. and the shareholders of Advanced Technology Systems, Inc. (“ATSI”) (included as Annex A to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
2.2	First Amendment to ATSI Stock Purchase Agreement (included as Annex A-1 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
2.3	Second Amendment to ATSI Stock Purchase Agreement (included as Annex A-2 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
2.4	Third Amendment to ATSI Stock Purchase Agreement (included as Annex A-3 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
2.5	Stock Purchase Agreement dated as of August 24, 2007 by and among ATS Corporation, Potomac Management Group, Inc. and the Shareholders of Potomac Management Group, Inc. (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed on September 7, 2007)

Exhibit Number	Description
2.6	Agreement and Plan of Merger and Reorganization, dated as of October 12, 2007 by and among ATS Corporation, ATS NSS Acquisition, Inc., Number Six Software, Inc., and the Principal Stockholders of Number Six Software, Inc. (incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed on October 16, 2007)
3.1	Second Amended and Restated Certificate of Incorporation dated January 16, 2007 (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed January 19, 2007)
3.2	Amended Bylaws (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed February 17, 2009)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended, initially filed on May 4, 2005)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended, initially filed on May 4, 2005)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, as amended, initially filed on May 4, 2005)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 in our Annual Report on Form 10-K filed March 31, 2006)
4.5	Warrant Clarification Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to a Warrant Report on Form 8-K filed March 14, 2007)
10.1	Credit Agreement with Bank of America dated June 4, 2007 (incorporated by reference to Exhibit 10.1 on a Form 8-K filed June 8, 2007)
10.2	Amendment No. 1 to Credit Agreement with Bank of America dated June 29, 2007 (incorporated by reference to Exhibit 10.1 for the Quarterly Report on Form 10-Q filed November 8, 2007)
10.3	Amendment No. 2 to Credit Agreement with Bank of America dated November 9, 2007 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed November 13, 2007)
10.4	Amendment No. 3 to Credit Agreement with Bank of America dated May 9, 2008 (incorporated by reference to Exhibit 10.1 for the Quarterly Report on Form 10-Q filed May 12, 2008)
10.5	Balance Sheet Escrow Agreement among Federal Services Acquisition Corporation, certain shareholders of Advanced Technology Systems, Inc. and Branch Banking and Trust Company as Escrow Agent (included as Annex B-1 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
10.6	General Indemnity Escrow Agreement among Federal Services Acquisition Corporation, certain shareholders of Advanced Technology Systems, Inc. and Branch Banking and Trust Company as Escrow Agent (included as Annex B-2 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
10.7	Expense Escrow Agreement among Federal Services Acquisition Corporation, certain shareholders of Advanced Technology Systems, Inc. and Branch Banking and Trust Company as Escrow Agent (included as Annex B-3 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
10.8	Accounting Method Tax Escrow Agreement among Federal Services Acquisition Corporation, certain shareholders of Advanced Technology Systems, Inc. and Branch Banking and Trust Company as Escrow Agent (included as Annex B-4 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)

Exhibit Number	Description
10.9	Form of Registration Rights Agreement among Federal Services Acquisition Corporation and each of the Initial Stockholders (incorporated by reference to Exhibit 10.14 to Form S-1/A filed July 29, 2005)
10.10	Registration Rights Agreement among Federal Services Acquisition Corporation and certain shareholders of Advanced Technology Systems, Inc. (included as Annex C to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)
10.11	Registration Rights Agreement among ATS Corporation and the Principal Stockholders of Number Six Software, Inc. dated November 9, 2007 (incorporated by reference, to Exhibit 10.10 for Form 10-K filed March 17, 2008)
10.12	ATS Corporation 2006 Omnibus Incentive Compensation Plan, as amended (incorporated by reference, to Exhibit 99.1 to Form S-8 filed September 14, 2007)
10.13	ATS Corporation 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Form S-8 filed September 14, 2007)
10.14	Contract dated July 24, 2006, as modified September 29, 2006, under which Advanced Technology Systems, Inc. provides IT contractor support to mission areas under cognizance of the Office of the Secretary of Defense (incorporated by reference to Exhibit 10.11 on a Current Report on Form 8-K filed January 19, 2007)
10.15	Contract, as modified October 2006, between Advanced Technology Systems, Inc. Public Safety Solutions Division and the Metropolitan Nashville Police Department (MNPD) with respect to Advanced Records Management System (ARMS) project (incorporated by reference to Exhibit 10.12 on a Current Report on Form 8-K filed January 19, 2007)
10.19	Restricted Share Award Agreement with Dr. Edward H. Bersoff dated March 19, 2007 (incorporated by reference to Exhibit 10.2 on a Current Report on Form 8-K filed March 21, 2007)
10.20	Restricted Share Award Agreement with Pamela A. Little dated May 4, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2007)
10.21	Restricted Share Award Agreement with George Troendle dated June 18, 2007 (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 9, 2007)
10.22	Restricted Share Award Agreement with Ginger Lew dated June 18, 2007 (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2007)
10.23	Restricted Share Award Agreement with Joseph A. Saponaro dated March 29, 2007 (incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 9, 2007)
10.24	Restricted Share Award Agreement with Edward J. Smith dated March 29, 2007 (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on August 9, 2007)
10.25	Restricted Share Award Agreement with Pamela A. Little dated December 17, 2007 (incorporated by reference, to Exhibit 10.24 for Form 10-K filed March 17, 2008)
10.26	Restricted Share Award Agreement with Dr. Edward H. Bersoff dated December 17, 2007 (incorporated by reference, to Exhibit 10.25 for Form 10-K filed March 17, 2008)
10.27	Employment Agreement with Pamela A. Little dated February 3, 2008 (incorporated by reference to Exhibit 10.1 on a Current Report on Form 8-K filed February 6, 2008)
10.28	Deed of Lease between West*Group Properties, LLC and ATS Corporation, dated February 11, 2008, for the property located at 7925 Jones Branch Drive, McLean, Virginia 22102 (incorporated by reference to Exhibit 10.1 on a Current Report on Form 8-K filed February 14, 2008)
*10.31	Restricted Share Award Agreement with Joel Jacks dated May 7, 2008
*10.32	Restricted Share Award Agreement with Ginger Lew dated May 7, 2008

Exhibit Number	Description
*10.33	Restricted Share Award Agreement with Joseph A. Saponaro dated May 7, 2008
*10.34	Restricted Share Award Agreement with Peter Schulte dated May 7, 2008
*10.35	Restricted Share Award Agreement with Edward J. Smith dated May 7, 2008
*10.36	Restricted Share Award Agreement with George Troendle dated May 7, 2008
10.37	Amended and Restated Employment Agreement by and between ATS Corporation and Dr. Edward H. Bersoff dated August 4, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 7, 2008)
10.38	Employment Agreement with George Troendle dated August 7, 2008 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on November 7, 2008)
*10.39	Restricted Share Award Agreement with Jack Tomarchio dated September 4, 2008
*10.40	Restricted Share Award Agreement with Dr. Edward H. Bersoff dated January 2, 2009
*10.41	Restricted Share Award Agreement with Pamela A. Little dated January 2, 2009
*10.42	Restricted Share Award Agreement with George Troendle dated January 2, 2009
23.1	Consent of Eisner LLP regarding ATS Corporation financial statements for the years ended December 31, 2006 and 2005
23.2	Consent of Grant Thornton LLP regarding ATSI financial statements for the year ended October 31, 2006
23.3	Consent of Grant Thornton LLP regarding ATS Corporation financial statements for the years ended December 31, 2007 and December 31, 2008
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
ATS Corporation

We have audited the accompanying consolidated balance sheets of ATS Corporation (a Delaware corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss and cash flows for each of the two years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATS Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

McLean, Virginia
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
ATS Corporation

We have audited the accompanying statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2006 of ATS Corporation (formerly Federal Services Acquisition Corporation) (a development stage company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ATS Corporation for the year ended December 31 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP

New York, New York
March 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Advanced Technology Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Advanced Technology Systems, Inc. and Subsidiaries (a Virginia corporation) for the period November 1, 2006 through January 15, 2007 and the year ended October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Advanced Technology Systems, Inc and Subsidiaries’ results of operations and cash flows for the period from November 1, 2006 through January 15, 2007 and the year ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

McLean, Virginia
March 13, 2008

ATS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	ATS Corporation (Successor)			ATSI (Predecessor)
	Year Ended December 31,			For the Period from November 1, 2006 through January 15, 2007	Year Ended October 31, 2006
	2008	2007	2006
Revenue	$131,548,557	$106,887,039	$—	$21,318,054	$112,254,086
Operating costs and expenses
Direct costs	88,476,707	75,010,192	—	13,565,817	72,471,117
Selling, general and administrative expenses	30,927,440	25,925,693	1,167,701	15,350,369	37,012,188
Depreciation and amortization	6,444,516	4,877,244	—	64,097	666,442
Impairment	56,772,541	—	—	—	—
Total operating costs and expenses	182,621,204	105,813,129	1,167,701	28,980,283	110,149,747
Operating (loss) income	(51,072,647)	1,073,910	(1,167,701)	(7,662,229)	2,104,339
Other (expense) income
Interest income (expense), net	(3,427,859)	(492,722)	5,551,779	(108,200)	(383,075)
Gain (loss) on warrant liabilities	—	(6,930,000)	5,880,000	—	—
Other income	29,627	248,612	—	54,266	61,693
(Loss) income before income taxes	$(54,470,879)	$(6,100,200)	$10,264,078	$(7,716,163)	$1,782,957
Income tax (benefit) expense	(4,642,464)	453,529	1,984,678	(2,684,217)	1,282,762
(Loss) income from continuing operations	$(49,828,415)	$(6,553,729)	$8,279,400	$(5,031,946)	$500,195
Loss from discontinued operations		—	—	—	1,325,074
Net (loss) income	$(49,828,415)	$(6,553,729)	$8,279,400	$(5,031,946)	$(824,879)
Gain on derivative liabilities attributed to warrants	—	—	(5,880,000)	—	—
Net (loss) income	$(49,828,415)	$(6,553,729)	$2,399,400	$(5,031,946)	$(824,879)
Weighted average number of shares outstanding
- basic	21,231,654	18,848,722	26,250,000	19,022,500	19,022,950
- dilutive	21,231,654	18,848,722	30,137,477	19,022,500	19,368,322
Basic net (loss) income per share
- Continuing operations	$(2.35)	$(0.35)	$0.32	$(0.26)	$0.03
- Discontinued operations	—	—	—	—	(0.07)
- Net (loss) income	$(2.35)	(0.35)	0.32	(0.26)	(0.04)
Diluted net (loss) income per share
- Continuing operations	$(2.35)	$(0.35)	$0.8	$(0.26)	$0.03
- Discontinued operations	—	—	—	—	(0.07)
- Net (loss) income	$(2.35)	(0.35)	0.8	(0.26)	(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED BALANCE SHEETS

	ATS Corporation
	Year Ended December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$364,822	$1,901,977
Accounts receivable, net	29,268,647	31,191,784
Prepaid expenses and other current assets	537,974	923,803
Income tax receivable, net	—	1,567,094
Other current assets	22,771	16,663
Deferred income taxes, current	1,321,890	1,335,965
Total current assets	31,516,104	36,937,286
Property and equipment, net	3,712,340	1,501,409
Goodwill	59,128,648	107,600,686
Intangible assets, net	8,304,686	21,446,868
Restricted cash	1,316,530	1,278,489
Other assets	387,897	259,353
Deferred income tax benefit	2,003,348	—
Total assets	$106,369,553	$169,024,091
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,583,333	$2,820,191
Capital leases – current portion	86,334	96,558
Accounts payable and accrued expenses	10,224,266	8,634,665
Accrued salaries and related taxes	2,999,576	4,425,966
Accrued vacation	2,220,865	2,479,540
Income taxes payable, net	600,121	—
Deferred revenue	1,745,352	2,164,574
Deferred rent – current portion	379,520	80,984
Total current liabilities	20,839,367	20,702,478
Long-term debt – net of current portion	34,492,558	45,604,958
Capital leases – net of current portion	745	87,078
Deferred rent – net of current portion	2,842,171	94,069
Other long-term liabilities	2,283,256	724,654
Deferred income taxes	—	6,475,540
Total liabilities	60,458,097	73,688,777
Shareholders’ equity:
Preferred Stock $.0001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $0.0001 par value, 100,000,000 shares authorized, 30,867,304 and 27,529,010 shares issued, respectively	3,087	2,753
Additional paid-in capital	130,767,038	129,384,746
Treasury stock, at cost, 8,342,755 shares	(30,272,007)	(30,272,007)
Accumulated deficit	(53,190,822)	(3,362,407)
Other comprehensive income (net of $887,416 and $260,907 tax effect, respectively)	(1,395,840)	(417,771)
Total shareholders’ equity	45,911,456	95,335,314
Total liabilities and shareholders’ equity	$106,369,553	$169,024,091

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	ATS Corporation Successor			ATSI Predecessor
	Years Ended December 31,			For the Period from November 1, 2006 through January 15, 2007	Year Ended October 31, 2006
	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(49,828,415)	$(6,553,729)	$8,279,400	$(5,031,946)	$(824,879)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,254,287	679,147	—	161,199	666,442
Impairment charge	56,772,541	—	—	—	—
Amortization of intangibles	5,190,229	4,215,418	—	—	—
Stock-based compensation	876,944	1,034,017	—	—	—
Deferred income taxes	(7,846,958)	(1,820,581)	(443,340)	(2,742,066)	(1,790,296)
Deferred rent	(68,908)	175,053	—	(66,230)	(353,059)
Loss on disposal of business	—	—	—	—	374,738
(Gain) Loss on disposal of equipment	(1,223)	—	—	45,040	22,829
Loss (gain) on derivative liabilities related to warrants	—	6,930,000	(5,880,000)	—	—
Provision for bad debt	258,018	37,911	—	—	656,680
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net of bad debt	1,241,120	26,912	—	(719,509)	3,781,029
Accrued interest payable and receivable	(31,537)	232,835	(50,293)	—	—
Prepaid expenses and other current assets	385,829	(286,613)	(63,884)	347,514	(131,871)
Accounts payable and other accrued expenses	769,471	(256,652)	907,857	(471,590)	5,062
Accrued salaries and related taxes	(1,422,123)	(5,229,988)	—	5,072,024	(677,129)
Accrued vacation	(258,675)	(303,185)	—	(39,689)	(250,604)
Income taxes payable and receivable	3,224,632	(2,195,796)	(45,394)	70,504	(2,796,276)
Other current liabilities	293,321	(209,224)	—	—	—
Other long-term liabilities	(45,976)	(137,826)	—	—	48,586
Other assets	(134,651)	—	—	—	—
Restricted cash	(38,041)	(60,707)	—	(13,072)	(1,204,710)
Net cash provided by (used in) operating activities	$10,589,885	$(3,723,008)	$2,704,346	$(3,387,821)	$(2,473,458)
Cash flows from investing activities
Purchase of property and equipment	(371,232)	(373,063)	—	(319,610)	(323,318)
Proceeds from sale of businesses	—	—	—	—	1,080,350
Acquisition of businesses – net of cash acquired	(838,459)	(123,249,859)	—	—	(599,750)
Sale of U.S. government securities held in trust fund	—	121,024,475	—	—	—
Proceeds from disposal of equipment	21,352	—	—	—	—
Purchase of U.S. government securities held in trust fund	—	—	(1,198,478,053)	—	—
Maturities of U.S. government securities held in trust fund	—	—	1,195,212,907	—	—
Deferred acquisition costs	—	—	(1,361,215)	—	—
Release (deposit) of cash held in trust fund	—	1,332	280,016	—	—
Net cash (used in) provided by investing activities	$(1,188,339)	$(2,597,115)	$(4,346,345)	$(319,610)	$157,282
Cash flows from financing activities
Borrowings on lines-of-credit	62,707,090	41,084,125	—	3,034,955	1,700,000
Payments on lines-of-credit	(71,236,157)	—	—	—	—
Payments on notes payable	(2,820,191)	(645,833)	—	—	—
Payments on capital leases	(95,125)	(76,459)	—	(18,055)	(27,346)
Payments to repurchase stock purchase warrants	—	(2,081,121)	—	—	—
Proceeds from stock issued regarding ESPP	271,547	—	—	—	—
Proceeds from exchange of stock for warrants (net of expenses)	234,135	—	—	—	—
Payments to repurchase treasury stock	—	(30,272,007)	—	—	(4,662)
Net cash provided by (used in) financing activities	$(10,938,701)	$8,008,705	$—	$3,016,900	$1,667,992
Net (decrease) increase in cash	$(1,537,155)	$1,688,582	$(1,641,999)	$(690,531)	$(648,184)
Cash and cash equivalents, beginning of period	1,901,977	213,395	1,855,394	718,571	1,366,755
Cash and cash equivalents, end of period	$364,822	$1,901,977	$213,395	$28,040	$718,571
Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$2,726,412	$4,215,380	$2,483,385	$13,850	$5,026,797
Income tax refunds	$2,578,871	$4,201	$—	$—	$500
Interest paid	$3,510,719	$569,244	$—	$89,812	$385,979
Interest received	$29,913	$233,500	$5,501,486	$12,501	$13,847
Non-cash activities:
Accretion of trust fund relating to common stock subject to possible redemption	$—	$—	$604,756	$—	$—
Issuance of stock related to acquisition of businesses	$—	$4,750,000	$—	$—	$—
Notes payable issued related to acquisition of businesses	$—	$4,749,998	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Successor
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2006	26,250,000	$2,625	$81,467,698	—	$—	$(5,186,075)	$—	$76,284,248
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	—	—	(604,756)		(604,756)
Net income	—	—	—	—	—	8,279,400		8,279,400
Balance – December 31, 2006	26,250,000	$2,625	$81,467,698	—	$—	$2,488,569	$—	$83,958,892
Stock-based compensation re: stock options and restricted shares	—	—	948,737	—	—	—	—	948,737
Stock based compensation re: directors fees	23,081	2	85,278	—	—	—	—	85,280
Common stock issued re: vested restricted shares	55,500	6	(6)	—	—	—	—	—
Reclassification of warrants	—	—	20,790,000	—	—	—	—	20,790,000
Repurchases of warrants	—	—	(2,081,121)	—	—	—	—	(2,081,121)
Repurchase of shares from dissenting shareholders	—	—	23,424,282	(5,531,355)	(16,769,668)	702,753	—	7,357,367
Repurchases of common stock	—	—	—	(2,811,400)	(13,502,339)	—	—	(13,502,339)
Issuance of common stock related to acquisitions	1,200,429	120	4,749,878	—	—	—	—	4,749,998
Net loss	—	—	—	—	—	(6,553,729)	—	(6,553,729)
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	—	(417,771)	(417,771)
Balance – December 31, 2007	27,529,010	$2,753	$129,384,746	(8,342,755)	$(30,272,007)	$(3,362,407)	$(417,771)	$95,335,314
Stock-based compensation re: stock options and restricted shares	—	—	696,954	—	—	—	—	696,954
Stock based compensation re: directors fees	72,605	7	179,983	—	—	—	—	179,990
Common stock issued re: vested restricted shares	168,004	17	(17)	—	—	—	—	—
Common stock issued re: ESPP	125,481	13	271,534	—	—	—	—	271,547
Warrant transaction	2,972,204	297	233,838	—	—	—	—	234,135
Net loss	—	—	—	—	—	(49,828,415)	—	(49,828,415)
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	—	(978,069)	(978,069)
Balance – December 31, 2008	30,867,304	$3,087	$130,767,038	(8,342,755)	$(30,272,007)	$(53,190,822)	$(1,395,840)	$45,911,456

	Predecessor
	Common Stock Class A		Common Stock Class B		Treasury Stock		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Retained Earnings
Balance – November 1, 2005	9,219,700	$34,768	10,000,000	$1,736	$(32,696)	$6,269,173	$6,272,981
Purchase of common stock	—	—	—	—	(4,662)	—	(4,662)
Net loss	—	—	—	—	—	(824,879)	(824,879)
Balance – October 31, 2006	9,219,700	$34,768	10,000,000	$1,736	$(37,358)	$5,444,294	$5,443,440
Net loss	—	—	—	—	—	(5,031,946)	(5,031,946)
Balance – January 15, 2007	9,219,700	$34,768	10,000,000	$1,736	$(37,358)	412,348	$411,494

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

	Fiscal Year Ended December 31,
	2008	2007	2006
Net income (loss)	$(49,828,415)	$(6,553,729)	$8,279,400
Change in fair value of interest rate swap agreements	(978,069)	(417,771)	—
Comprehensive income	$(50,806,484)	$(6,971,500)	$8,279,400

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Basis of Presentation

ATS Corporation (the “Successor Company” or the “Company”) was incorporated in Delaware on April 12, 2005. The Company was formed to serve as a vehicle for the acquisition of operating businesses in the federal services and defense industries through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combinations.

On January 15, 2007, the Company consummated a business combination and acquired all of the outstanding capital stock of Advanced Technology Systems, Inc. (the “Predecessor Company” or “ATSI”) and its subsidiaries (collectively, “ATSI”), a provider of systems integration and application development to the U.S. government, for approximately $80.2 million in cash and an aggregate of 173,913 shares of common stock of the Company, valued at $1.0 million. The Company funded the cash portion of the ATSI purchase price with the proceeds of its initial public offering. In connection with the acquisition of ATSI, holders of 2,906,355 shares of common stock voted against the acquisition and perfected their right to redeem their shares of common stock at $5.77 per share. An aggregate of $16,769,668, from proceeds of our initial public offering, was paid to these dissenting shareholders.

The Consolidated Financial Statements for the Successor Company include the accounts of ATS Corporation and its wholly owned subsidiaries, RISI, PMG and NSS, since the dates of acquisition for each company. All intercompany accounts, transactions, and profits among ATS Corporation and its subsidiaries are eliminated in consolidation. The consolidated financial statements for the Predecessor Company include the accounts of ATIS and all its subsidiaries, since the dates of acquisition. All intercompany accounts, transactions, and profits among ATSI and its subsidiaries are eliminated in consolidation.

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

Note 2 — Summary of Significant Accounting Policies

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The actual results could differ from those estimates. Significant management estimates include amounts estimated for costs to complete fixed-price contracts, estimated award fees for contracts, the amortization period for long-lived intangible assets, recoverability of long-lived assets, reserves for accounts receivable, the determination of the fair values for certain intangible assets, derivative financial instruments, and share-based payments, loss contingencies, and the valuation of income taxes.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company’s revenue is derived from primarily three different types of contractual arrangements: time-and-materials contracts, fixed-price contracts and cost-plus-fee contracts. Revenue on time-and-material contracts is recognized based on the actual hours performed at the contracted billable rates for services provided, plus materials cost for products delivered to the customer, and costs incurred on behalf of the customer. Revenue on fixed-price contracts is recognized ratably over the period of performance or as a percentage-of-completion depending on the facts and circumstances of the contract. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance.

The Company’s fixed price contracts are either service based or require some level of customization. Revenue is recognized ratably over the service period on fixed-price-service contracts. In accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, for certain of the Company’s fixed-price-completion contracts that involve the design, customization of software products or development of systems management applies the provisions of Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue for such arrangements is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

On federal government contracts, the Company allocates costs to contracts consistent with the federal procurement regulations. The direct and indirect costs associated with these contracts are subject to government audit by DCAA or other cognizant audit agencies. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet performed. The incurred cost audits have been completed through October 31, 2005. The Company’s management performs periodic reviews with the program managers to assess contract performance. If an adjustment is necessary to a previous estimate, the change is normally recorded in the current period earnings.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of its standard management process, facts develop that require the Company to revise its estimated total costs on revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the revisions becomes known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can reasonably be estimated.

Under certain circumstances, the Company may elect to work at risk prior to receiving an executed contract document. The Company has a formal procedure for authorizing any such at risk work to be incurred. Revenue, however, is deferred until a contract modification or vehicle is provided by the customer.

Operating Cost and Expenses

Direct costs consist of all directly-related contract costs, including compensation costs for personnel, material cost and any other direct costs. Also appropriate indirect overhead costs are applied to employee direct labor, subcontractor direct labor and material costs and included as direct costs. Selling, general and administrative expenses include executive, administrative and business development labor costs, indirect expenses related to the performance of these functions, and allocations for fringe benefits costs. Depreciation and amortization include the costs associated with the systematic expensing of the Company’s fixed assets, as well as the amortization of the intangible assets.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

Stock Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards using the Black-Scholes option pricing model and taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

Deferred Financing Costs

Costs associated with obtaining the Company’s financing arrangements are deferred and amortized over the term of the financing arrangements using the effective interest method.

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

In accordance with the recognition standards established by Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 — Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, the Company makes a comprehensive review of its portfolio of tax positions regularly. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed return, or planned to be taken in a future tax return or claim that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the Company does not recognize the tax benefits resulting from such positions and reports the tax effect as a liability for uncertain tax positions in its consolidated statements of financial position. The Company has no tax positions that have not been recognized.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets, including cash and cash equivalents and short term investments, accounts receivable, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of their short-term nature.

The fair value of the long-term debt approximates its carrying value at December 31, 2008. The fair value of the Company’s interest rate swaps as of December 31, 2008 was based on current market pricing models (See Note 11).

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

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

Accounting for Warrants and Derivative Instruments

On October 25, 2005, the Company consummated its initial public offering of 21,000,000 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00. The unexercised warrants expire October 19, 2009, or earlier upon redemption. The warrant agreement provides for the Company to register the shares underlying the warrants and was silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise or cash settle the warrants.

Emerging Issues Task Force 00-19, or EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. A contract classified as an equity instrument is included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the warrants to purchase common stock included in the units sold in the Company’s initial public offering were separately accounted for as liabilities.

The agreement related to the Company’s warrants provided for the Company to register and maintain the registration of the shares underlying the warrants and, as originally published, did not specify a penalty in the absence of the Company’s ability to deliver registered shares to holders upon exercise of the warrants. Further, the warrant agreement did not specify that the Company would not be obligated to net cash settle the instrument. Paragraph 14 of EITF 00-19 states that if the contract allows the company to net-share or physically settle the contract only by delivering registered shares, it is assumed that the Company will be required to net-cash settle the contract, and as a result liability classification is required. Under EITF 00-19, registration of the common stock underlying the warrants was not within the Company’s control and, as a

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

result, the Company was required to assume that it could have been required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair value of these securities was presented on the Company’s balance sheets as “warrant liabilities,” and the unrealized changes in the values of these derivatives were shown in the Company’s statements of operations as “Gain (loss) on warrant liability” through the date of the clarification agreement discussed below.

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

Credit Risk

Management believes that credit risk related to the Company’s accounts receivable is limited since the majority of balances outstanding are with agencies of the U.S. government and the associated creditworthiness of the U.S. government.

Financial Statements Reclassifications

Certain amounts on the prior period financial statements and related notes have been reclassified to conform to the current presentation.

Allowance for Doubtful Accounts

An allowance for bad debt against billed accounts receivable is established by the Company based on experience and information available regarding collectability of receivables. Since the majority of the Company’s receivables result from services provided to the U.S. government, the Company believes the credit risk to be relatively low. When the balance of an accounts receivable is determined to be uncollectible after exercising all means of collection, the receivable balances are written-off.

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

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

The estimated fair value of identified definitive lived intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation specialists to assist us with our analysis in determining the fair values and useful lives of identified intangible assets. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. We determine impairment of goodwill by comparing the carrying value of the reporting unit to the net present value of its future net cash flows. If an impairment occurs, we will record an impairment charge equal to the difference between the carrying value of the reporting unit and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability (See Note 8).

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of SFAS No. 144 in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization, the Company reviews the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. The Company recognized an impairment to intangibles during the fiscal year ended of December 31, 2008. The Company’s quarterly assessment performed in December 2008 concluded that the carrying values of its long-lived assets as of December 31, 2008 are fully realizable. See Note 9.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, and gains and losses that under US GAAP are included in comprehensive income, but excluded from the determination of net income (loss). The elements within other comprehensive income (loss), net of tax, represent the change in the fair value of interest rate swap accounted for as a cash flow hedge. As of December 31, 2008 and 2007, the accumulated other comprehensive loss, net of income tax effects, included losses of $1,395,840 and 417,771, respectively, related to the change in the fair value of the interest rate swap.

Income (Loss) Per Share

Basic and diluted net income (loss) per share information is presented in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding, which includes common stock equivalents. Diluted loss per share is calculated by dividing the net income (loss) attributable to common stockholders by only the weighted-average common shares outstanding during the period. Common stock equivalents are excluded from a calculation of diluted loss per share as the impact would be anti-dilutive. The Company’s common stock equivalents include stock options, restricted stock units, and warrants. The weighted average shares outstanding for the year ended December 31, 2008 excludes unvested restricted shares and excludes warrants and stock options to purchase approximately 3,358,040 shares, because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. For the year ended December 31, 2007, a total of 284,479 common stock equivalents were excluded from the calculation of diluted loss per share for the successor company. For the year ended December 31, 2006, the per share effects of potential common shares, such as warrants, aggregating to 3,887,477 shares have a dilutive effect of $0.05. For the periods ending January 15, 2007 and October 31, 2006, a total of 345,372 common stock equivalents were excluded from the calculation of diluted loss per share for the predecessor company as their effect would be antidilutive.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The statement provisions took effect for the Company as of January 1, 2008 and has not had a material effect on the Company’s financial position or results of operations, and management does not believe the deferred provisions will have a material effect on the Company’s financial position or results of operations when they become effective on January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. The adoption of SFAS No. 159 has had no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) — Business Combinations. SFAS No. 141(R) replaces FASB Statement No. 141 — Business Combinations. The new statement retains the fundamental requirements that the acquisition (or purchase) method of accounting be used for all business combinations and expands the definition of a business, thus increasing the number of transactions which may qualify as business combinations. Contingent consideration will be measured at fair value at the acquisition date, with changes in fair value recognized in earnings, and transaction-related expenses and restructuring costs will be expensed as incurred. Changes in acquired tax contingencies will be recognized in earnings if outside the purchase price allocation period (generally one year or less). Adjustments to finalize purchase price allocations will be shown as revised in future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Also, in the event of a bargain purchase (acquisition of a business at below fair market value of net assets acquired) a gain could be recognized, or in the event of a change in control of an existing investment a gain or loss could be recognized. SFAS No. 141(R) will be applied prospectively to business acquisitions with acquisition dates on or after January 1, 2009, early adoption is not permitted. The adoption of SFAS No. 141(R) will only impact the Company’s future acquisitions effect on its consolidated financial statements.

In December 2007, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”), “Share-Based Payment.” SAB 110 expresses the views of the staff regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123R, “Share-Based Payment.” In SAB 107, the staff indicated that it believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the staff stated that it understood that such detailed information may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements  – (continued)

beyond December 31, 2007. As allowed under SAB 110, we will continue to use the simplified method in estimating the expected term of our stock options until such time as more relevant detailed information becomes available.

Other new pronouncements issued but not yet effective until after December 31, 2008 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 4 — Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2008	2007
Billed receivables	$25,603,602	$23,583,044
Unbilled receivables at end of period	4,371,919	7,699,987
Other receivables	64,114	—
Total accounts receivable, current	30,039,635	31,283,031
Total accounts receivable	30,039,635	31,283,031
Allowance for doubtful accounts	(770,988)	(91,247)
Accounts receivable, net	$29,268,647	$31,191,784

Unbilled receivables include contracts with milestone billings ($3.6 million), contracts billable within 30 days ($0.2 million), contract retentions ($0.2 million), and miscellaneous ($0.4 million). Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled receivables at December 31, 2008 are expected to be billed and collected within one year.

Note 5 — Prepaid Expenses

Prepaid expenses consisted of the following:

	December 31, 2008	December 31, 2007
Insurance	$212,119	$414,619
Vendor Advances	159,791	—
Rent	—	345,428
Other	166,064	163,786
Total prepaids	$537,974	$923,803

The Company aggressively managed its cash position in fiscal 2008. As a result, prepaid expenditures were maintained at a lower level than in fiscal 2007. An exception was advance payments made to a key vendor of a large public safety, multi-year contract.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Property and Equipment

Property and equipment consisted of the following:

	December 31, 2008	December 31, 2007
Equipment and furniture	$2,614,181	$1,228,932
Leasehold improvements	2,194,659	680,682
Property held under capital leases	269,952	270,455
Property and equipment, at cost	5,078,792	2,180,069
Less accumulated depreciation and amortization	(1,182,136)	(595,886)
Less accumulated depreciation and amortization for leased assets	(184,316)	(82,774)
Total property and equipment, net	$3,712,340	$1,501,409

Depreciation and amortization of fixed assets was $1,254,287 for the year ended December 31, 2008 and $679,147 for the year ended December 31, 2007 for ATSC. Accumulated depreciation for property held under capital leases in 2008 and 2007 was $184,316 and $86,819, respectively.

Note 7 — Acquisitions

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

Under the purchase method of accounting, the purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon estimates, which assume that historical cost approximates fair value of the assets and liabilities of ATSI. As such, management allocated a substantial portion of the excess purchase price to non-amortizable intangible assets. The transaction resulted in $66.1 million of goodwill that is not deductible for income tax purposes. Additionally, approximately $17.0 million of the purchase price was allocable to customer-related intangible assets, which include customer contracts, backlog, and non-contractual customer relationships (including trade name recognition). Such intangible assets are being amortized over periods ranging from three to six years based upon factors such as customer relationships and contract periods.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Acquisitions  – (continued)

The total purchase price paid, including transaction costs of approximately $4.2 million, has been allocated as follows:

(In Thousands):
Cash	$80,248
Common stock (173,913 shares valued on the date of the purchase agreement – April 19, 2006)	1,000
Transaction costs	4,200
Total purchase price	$85,448
Purchase price allocation:
Current assets	$24,131
Property and equipment	1,383
Intangible assets	17,000
Goodwill	66,123
Other assets	2,107
Total assets acquired	110,744
Current liabilities	17,990
Long-term liabilities	741
Deferred tax liability from acquisition intangibles	6,565
Total liabilities assumed	25,296
Net assets acquired	$85,448

The fair value and the weighted-average amortization period of each of the components of the customer-related intangible assets are as follows:

	Fair Value (In Millions)	Weighted-average Amortization Period
Customer contracts	$10.0	6.0 years
Backlog	6.0	3.5 years
Non-contractual customer relationships (including trade name recognition)	1.0	3.0 years
Total/Average	$17.0	4.9 years

The results of operations for ATSI have been included in the Consolidated Statements of Income from the acquisition date through December 31, 2008.

Management concluded that there was no impact of FIN 48 on the purchase of ATSI.

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

Under the purchase method of accounting, the purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, which assume that historical cost approximates fair value of the assets and liabilities of RISI. Upon completion of the purchase price allocation, management concluded that a substantial portion of the excess purchase price related to non-amortizable intangible assets.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Acquisitions  – (continued)

The results of operations for RISI are included in the consolidated statements of operations from the acquisition date through December 31, 2008.

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

Management determined that the transaction resulted in approximately$1.0 million of goodwill. Approximately $300,000 of the purchase price was allocated to acquired customer-related intangible assets, that include customer contracts, backlog, and non-contractual customer relationships (including trade name recognition), and are being amortized over periods ranging from three to six years based upon factors such as expected customer relationships and contract periods.

The fair value and the weighted-average amortization period of each of the components of the customer-related intangible assets are as follows:

	Fair Value (In Thousands)	Weighted-average Amortization Period
Customer contracts	$173	6.0 years
Backlog	102	3.5 years
Non-contractual customer relationships (including trade name recognition)	25	3.0 years
Total/Average	$300	4.9 years

These intangibles are deductible for tax purposes. Management concluded that there was no impact of FIN 48 on the purchase of RISI.

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

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Acquisitions  – (continued)

Under the purchase method of accounting, the purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assumed that historical cost approximates fair value of the assets and liabilities of PMG. As such, management allocated a substantial portion of the excess purchase price to non-amortizable intangible assets.

The results of operations for PMG are included in the consolidated statements of operations from the acquisition date through December 31, 2008.

The total purchase price paid, including transaction costs of $130,000, was allocated as follows:

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

The transaction resulted in $12.4 million of goodwill, which is being amortized for income tax purposes. Approximately $3.1 million of the purchase price was allocated to acquired customer-related intangible assets that include customer contracts, backlog, and non-contractual customer relationships (including trade name recognition), and are being amortized over approximately five years based upon factors such as expected customer relationships and contract periods.

In addition to this amount, there was the potential for $1.5 million of payments to the former owners should PMG meet certain performance objectives over a two year period ending August 31, 2009. As of December 31, 2008, $0.7 million has been earned and paid, leaving a potential $0.8 million remaining to be earned, should the remaining goals be met.

The original estimated value and the weighted-average amortization period of each of the components of the customer-related intangible assets are as follows:

	Fair Value (In Thousands)	Weighted-average Amortization Period
Customer contracts	$2,844	5.3 years
Non-contractual customer relationships (including trade name recognition)	248	5.0 years
Total/Average	$3,092	5.3 years

Management concluded that there was no impact of FIN 48 on the purchase of PMG.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Acquisitions  – (continued)

Number Six Software, Inc. (“NSS”)

On November 9, 2007, ATS completed its acquisition of NSS, pursuant to an Agreement and Plan of Merger and Reorganization, dated October 12, 2007, by and among ATS, NSS, ATS NSS Acquisition, Inc. and certain NSS stockholders (the “Merger Agreement”). The aggregate consideration of approximately $35.4 million included $3.0 million in the form of ATS common stock valued at the average price over the 15-day period before the closing of the transaction, and promissory notes and deferred payments totaling approximately $5.5 million.

Under the purchase method of accounting, the purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of NSS. As such, a substantial portion of the excess purchase price was allocated to non-amortizable intangible assets. The transaction resulted in $28 million of goodwill that is not deductible for income tax purposes. Additionally, management allocated approximately $5.2 million of the purchase price to intangible assets. These include customer-related intangibles comprised of customer contracts and non-contractual customer relationships (including trade name recognition) as well as certain marketing-related and technology-related intangibles. Such intangible assets are being amortized over periods ranging from approximately two to five years based upon factors such as customer relationships and estimated life of technology.

The total purchase price paid, including transaction costs of approximately $0.9 million, was allocated as follows:

(In Thousands):
Cash	$25,904
Common stock (845,812 shares valued over 15 days ended November 9, 2007)	3,050
Promissory notes	5,500
Transaction costs	942
Total purchase price	$35,396
Less cash acquired	(1,177)
Net acquisition cost	34,219
Purchase price allocation:
Current assets	$7,428
Property and equipment	200
Intangible assets	5,241
Goodwill	28,615
Other assets	24
Total assets acquired	41,508
Current liabilities	5,339
Long-term liabilities	238
Deferred tax liability from acquisition intangibles	1,712
Total liabilities assumed	7,289
Net assets acquired	$34,219

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Acquisitions  – (continued)

The fair value and the weighted-average initial amortization period of each of the components of the customer-related intangible assets are as follows:

	Fair Value (In Thousands)	Weighted-average Amortization Period
Customer-related	$4,406	2.2 years
Marketing-related	444	2.2 years
Technology-related	391	5.0 years
Total/Average	$5,241	2.4 years

The results of operations for NSS have been included in the Consolidated Statements of Income from the acquisition date through December 31, 2008.

Pro Forma Information (Unaudited)

The unaudited pro forma condensed statement of operations data presented below provides the consolidated revenue, net income (loss) and diluted earnings per share of the Company for the years ended December 31, 2007 and 2006 as if each of the acquisitions completed during the year had occurred on January 1, 2006. Excluding the tax affected impact of the gain on warrant liabilities in 2006 of $3.5 million and the loss on warrant liability in 2007 of $4.1 million from net income and net loss would result in an adjusted net loss of $3.5 million and $2.1 million for 2006 and 2007, respectively. This information does not purport to be indicative of the actual results that would have occurred had the acquisitions taken place at the beginning of the years as shown.

Year Ended December 31, 2007
Revenue	$148,067,865
Net (loss) income	(6,238,677)
Diluted earnings per share	$(0.31)

Note 8 — Goodwill

The Company recognized an increase in goodwill as a result of the acquisitions discussed in Note 7. As of December 31, 2008, there was $59.1 million in goodwill recorded. The amount of goodwill that is deductible for income tax purposes is approximately $15.2 million as of December 31, 2008.

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be recorded at the reporting unit level. Reporting units are defined as an operating segment. We operate as one segment and one reporting unit. SFAS No. 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.

The Company performed its annual impairment test in September 2008. The Company considered multiple valuation methods such as market based approaches and an income based approach using a discounted cash flow model in its analysis. The discounted cash flow method of valuing the reporting unit was considered most relevant as it considers expected future cash flows discounted as appropriate for achieving such results. We concluded that the estimated fair value of the Company was less than its carrying value as of the valuation date by $56.8 million and recognized an impairment charge, of which $48.8 million was related to goodwill and $8.0 million was related to customer related intangible assets.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Goodwill  – (continued)

Following the impairment and adjustments related to post-acquisition expenses, goodwill at December 31, 2008 was:

Balance, December 31, 2007	$107,600,686
Impairment	(48,820,588)
Other Adjustments	348,550
Balance, December 31, 2008	$59,128,648

Other adjustments made to goodwill during the year included the payment of an earn-out associated with the PMG acquisition and other acquisition related adjustments required to finalize the purchase price allocations related to the 2007 acquisitions.

Note 9 — Intangible Assets

Intangible assets represent the customer contracts and backlog resulting from the acquisitions as follows:

	Successor
	December 31, 2008	December 31, 2007
Customer contracts and relationships	8,235,000	$18,448,000
Backlog	—	6,102,000
Other	1,112,286	1,112,286
Intangible assets	9,347,286	25,662,286
Less accumulated amortization	(1,042,600)	(4,215,418)
Total intangible assets, net	$8,304,686	$21,446,868

The Company performed its annual impairment test in September 2008. As previously discussed in Note 8, the Company recorded an impairment charge of approximately $8 million related to intangible assets.

Intangible assets subject to amortization were evaluated as follows:

Assets	Weighted- Average Amortization Period	Carrying Amount as of December 31, 2007	Amortization 2008	Impairment	Adjusted Carrying Amount as of December 31, 2008
Customer-related intangible assets	53 mos.	$20,418,983	$(4,853,100)	$(7,951,953)	$7,613,930
Marketing-related intangible assets	38 mos.	641,313	(254,522)		386,791
Technology-related intangible assets	60 mos.	386,572	(82,607)		303,965
Totals	52 mos.	$21,446,868	$(5,190,229)	$(7,951,953)	$8,304,686

The combined weighted average amortization period of all intangible assets is scheduled below.

Basis for Amortization	Asset Value	Life
Customer contracts and relationships	$8,235,000	53 mos.
Other	1,112,286	46 mos.
Total	9,347,286

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Intangible Assets  – (continued)

The intangible assets are amortized over periods ranging from 26 to 60 months. Amortization expense for the years ended December 31, 2008 and 2007 was $5.2 million and $4.2 million, respectively. Expected amortization expense for each of the fiscal years through December 31, 2013 and thereafter is as follows:

Fiscal Year Ended	Amount
December 31, 2009	$2,201,211
December 31, 2010	1,992,980
December 31, 2011	1,992,327
December 31, 2012	1,962,766
December 31, 2013	155,402
Total	$8,304,686

Note 10 — Restricted Cash

The Company is required to maintain $1,200,000 on deposit with a financial institution to support a bonding requirement for one of ATSI’s state contracts. Such amount including interest earned is reflected in restricted cash in the accompanying consolidated balance sheet.

Note 11 — Long Term Debt

Long term debt consisted of the following:

	Successor
	December 31, 2008	December 31, 2007
Bank Financing	$32,555,058	$41,084,125
Notes payable	4,520,833	7,341,024
Total long-term debt	$37,075,891	$48,425,149
Less current portion	(2,583,333)	(2,820,191)
Long-term debt, net of current portion	$34,492,558	$45,604,958

At December 31, 2008, the aggregate maturities of long term debt were as follows:

Year Ending December 31,
2009	$2,583,333
2010	34,492,558
Total long-term debt	$37,075,891

Bank Financing

ATSC has a credit facility with Bank of America, N.A. (“the Credit Agreement”) which provides for borrowing up to $50 million.

The Facility is a three-year, secured facility that permits continuously renewable borrowings of up to $50.0 million, with an expiration date of June 4, 2010. The Company pays a fee in the amount of .20% to .375% on the unused portion of the Facility, based on its consolidated leverage ratio, as defined. Any outstanding balances under the Facility are due in full June 4, 2010.

Borrowings under the Facility bear interest at rates based on 30 day LIBOR plus applicable margins based on the leverage ratio as determined quarterly. As of December 31, 2008, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Facility was 4.65%.

On May 12, 2008, ATSC and Bank of America, N.A., executed Amendment No. 3 to the Credit Agreement (the “Third Amendment”). The following primary changes were made pursuant to such Third

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Long Term Debt  – (continued)

Amendment: (i) amendment of the financial covenants to revise the required Consolidated Leverage Ratios, the required minimum Consolidated EBITDA, the required Consolidated Asset Coverage Ratio, and the required Consolidated Fixed Charge Coverage Ratios; (ii) inclusion of a requirement of the Lenders’ consent to acquisitions, if the pro forma Consolidated Leverage Ratio exceeds 2.50 to 1.00; (iii) inclusion of a new requirement that, depending on the Consolidated Leverage Ratio, either 50% or 100% of the Net Cash Proceeds from ATSC’s sale of Equity Interests shall be applied to prepay borrowings (provided, however, the prepayment requirement did not apply to either proceeds from the ATSC Early Warrant Exercise Program, or sales or issuances of Equity Interests to ATSC); (iv) adjustment of the due date for the accounts receivable aging report and accounts payable aging report from ATSC to 30 days after the end of each month; and (v) modification of the interest rate applicable to loans outstanding under the Third Amendment (with interest continuing to be based on LIBOR, but with increments ranging from 200 basis points to 350 basis points, depending on the Consolidated Leverage Ratio).

The Company capitalized $205,000 of debt issuance costs in 2007 associated with the Facility. An additional $130,091 in financing costs were capitalized in May 2008 in connection with the 3rd amendment to the Facility. All debt financing costs are being amortized from the date incurred to June 4, 2010, the maturity date of the Facility. The unamortized balance of $192,056 at December 31, 2008 is included in other long-term assets.

As a condition to the increase in the commitments by the bank under the credit facility, the Company entered into a forward interest rate swap agreement in November 2007 under which it exchanged floating-rate interest payments for fixed-rate interest payments. The agreement covers debt totaling $35.0 million and provides for swap payments through December 1, 2010 with such swaps being settled on a monthly basis. The fixed interest rate provided by the agreement is 4.47%.

The Company accounts for its interest rate swap agreement as a cash flow hedge under the provisions of SFAS No. 133. The Company has determined that the swap is effective for the variable rate debt. Accordingly, the fair value of the interest rate swap agreement at December 31, 2008 of $2.3 million has been reported in other long term liabilities with an offset, net of an income tax effect of $0.9 million, included in accumulated other comprehensive income within stockholders’ equity. The decrease in fair value of $1.0 million from $1.3 million as of December 31, 2007, which is net of income tax effects of $0.6 million, is reported as comprehensive loss in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2008.

Notes Payable

The Company entered into notes with the sellers in connection with the acquisitions of RISI, PMG and NSS as scheduled below.

Acquisition Related	Date of Note	Original Principal	2008 Principal Payments	12/31/2008 Current Portion	12/31/2008 Long Term Portion	2008 Interest Payments	Interest Rate
RISI	2/28/2007	$86,857	$86,857	$—	$—	$3,764	6.50	%(1)
PMG	8/31/2007	2,250,000	750,000	750,000	562,500	121,481	6.82	%(2)
NSS	11/9/2007	5,500,000	1,833,333	1,833,334	1,375,000	296,954	6.6275	%(3)
NSS Note	Assumed	150,000	150,000	—	—	—	—	(4)
Total		$7,986,857	$2,820,190	$2,583,334	$1,937,500	$422,199

(1)	Balance paid August 2008.
(2)	Interest and principal payments due quarterly with final payment due August 2010.
(3)	Interest and principal payments due quarterly with final payment due November 2010.
(4)	Assumed note from NSS acquisition payable to founder in February 2008.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Accounts Payable, Accrued Expenses

Accounts payable, and accrued expenses consisted of the following:

	Successor
	December 31, 2008	December 31, 2007
Vendor obligations	$5,549,740	$5,311,942
Accrued government fees	88,891	143,346
Bank overdraft	2,734,869	1,791,375
Accrued expenses	1,043,821	965,318
Contract loss reserves	712,542	243,162
Other	94,403	179,522
Total other accrued expenses and current liabilities	$10,224,266	$8,634,665

Note 13 — Leases

The Company leases office space and certain equipment under various operating leases. Rent expense on certain leases containing fixed escalations or other lease incentives is recognized on a straight line basis over the term of each lease. The leases expire over the next four years. As of December 31, 2008, future minimum lease payments due under these leases are as follows:

Year	Operating Leases	Capital Leases	Facility Rent	Subtotal Commitments	Sublease Income	Net Lease Payments
2009	$18,094	$96,235	$2,444,091	$2,558,420	$3,954	$2,554,466
2010	16,586	745	2,089,386	2,106,717	663	2,106,054
2011	—	—	1,732,799	1,732,799	—	1,732,799
2012	—	—	1,745,153	1,745,153	—	1,745,153
2013	—	—	1,788,782	1,788,782	—	1,788,782
Total	$34,680	$96,980	$9,800,211	$9,931,871	$4,617	$9,927,254
Less Interest		(9,901)
Net Capital Leases		87,079
Less Current Portion		(86,334)
Long-term Capital Leases		$745

Rent expense was approximately $3,216,000 and $3,075,000, for the years ended December 31, 2008 and 2007, respectively, for ATSC. For the two and a half month period ended January 15, 2007 and the year ended October 31, 2006 rent expense was $622,000 and $2,945,000, respectively, for ATSI.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income (Loss) Per Share

Weighted average common shares are calculated as follows:

	ATS Corporation (Successor)			ATSI (Predecessor)
	Years Ended December 31			January 15, 2007	Year Ended October 31, 2006
	2008	2007	2006
Income (Loss) from Continuing Operations	$(49,828,415)	$(6,553,729)	$8,279,400	$(5,031,946)	$500,195
Loss from Discontinued Operations	—	—	—	—	1,325,074
Net Income (Loss)	$(49,828,415)	$(6,553,729)	$8,279,400	$(5,031,946)	$(824,879)
Gain on derivative liabilities attributed to warrants	—	—	(5,880,000)	—	—
Net income (loss) allocable to common stockholders not subject to possible redemption	$(49,828,415)	$(6,553,729)	$2,399,400	$(5,031,946)	$(824,879)
Weighted average number of shares outstanding
- basic	21,231,654	18,848,722	26,250,000	19,022,500	19,022,950
Shares from assumed conversion of options, warrants and restricted stock	—	—	3,887,477	—	345,372
- dilutive	21,231,654	18,848,722	30,137,477	19,022,500	19,368,322
Basic net income (loss) per share
- Continuing operations	$(2.35)	$(0.35)	$0.32	$(0.26)	$0.03
- Discontinued operations	—	—	—	—	(0.07)
- Net income (loss)	$(2.35)	$(0.35)	$0.32	$(0.26)	$(0.04)
Diluted net income (loss) per share
- Continuing operations	$(2.35)	$(0.35)	$0.08	$(0.26)	$0.03
- Discontinued operations	—	—	—	—	(0.07)
- Net income (loss)	$(2.35)	$(0.35)	$0.08	$(0.26)	$(0.04)

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income (Loss) Per Share  – (continued)

The following table presents pro forma income per share attributable to common stockholders subject to possible conversion and not subject to possible conversion:

Year Ended December 31, 2006
Net income	$8,279,400
Interest income attributable to common stock subject to possible conversion	(604,756)
Pro forma net income attributable to common stockholders not subject to possible conversion	$7,674,644
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion – basic	22,052,100
Pro forma net income per share, excluding shares subject to possible conversion – basic	$0.35
Net income	$8,279,400
Interest income attributable to common stock subject to possible conversion (net of taxes of $561,204)	(604,756)
Gain on derivative liabilities attributed to warrants	(5,880,000)
Pro forma net income attributable to common stockholders not subject to possible conversion less gain on derivative liabilities attributed to warrants	$1,794,644
Pro forma weighted average number of shares outstanding excluding shares subject to possible conversion – basic	22,052,100
Shares from assumed conversion on warrants	3,887,477
Pro forma weighted average number of shares outstanding, excluding shares subject to possible conversion – diluted	25,939,577
Pro forma net income per share, excluding shares subject to possible conversion – diluted	$0.07

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Stock Plans and Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. A summary of the components of stock-based compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 for the successor and the period November 1 through January 15, 2007 and the year ended October 31, 2006 for the predecessor is as follows:

Compensation Related to Options and Restricted Stock and Selling Expenses	Successor			Predecessor
	Year Ended December 31,			Period from November 1, 2006 through January 15, 2007	Year Ended October 31, 2006
	2008	2007	2006
Non-qualified stock option expense	$119,066	$877,274	$—	$1,591,143	$—
Restricted stock	577,888	71,463	—	—	—
Stock grants to directors in lieu of cash	179,990	85,280	—	—	—
Total Stock-Based Compensation Expense	$876,944	$1,034,017	$—	$1,591,143	$—

The fair value of options granted during the year ended December 31, 2008 and December 31, 2007 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Expected dividend yield	0%	0%
Expected volatility	38.9%	38%
Risk free interest rate	2.99%	4.4%
Expected life of options	6.25 years	5.8 years
Forfeiture rate	4.25%	4%

Effective November 1, 2006, ATSI was required to adopt the provisions of SFAS No.123(R). However, no options were granted from the adoption date through January 15, 2007. In connection with the sale of ATSI to ATS Corporation, ATSI was required to redeem 345,372 outstanding stock options for approximately $1.6 million.

On January 12, 2007, the stockholders of the Company approved the ATS Corporation 2006 Omnibus Incentive Compensation Plan (the “Plan”). Under the Plan, the Company reserved 1.5 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, or non-qualified stock options or through restricted stock units. During 2008, the Company issued 178,500 and 102,604 stock options and restricted stock, respectively. During the year, 45,000 options vested but were subsequently forfeited after termination of employment. In addition, 105,000 options which were not vested, were forfeited in 2007. The stock options have vesting periods of up to four years.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Stock Plans and Stock-Based Compensation  – (continued)

A summary of the activity for the year ended December 31, 2008 is presented below:

(In Thousands, Except Share and Per Share Data)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2007	—	$—		$—
Options granted	809,000	4.40		—
Options forfeited	(405,000)	4.89		—
Options outstanding, January 1, 2008	404,000	$3.92	9.66	$—
Options granted	178,500	2.15		—
Options forfeited	(188,000)	3.84		—
Options outstanding, December 31, 2008	394,500	$3.16	8.76	—
Options exercisable at December 31, 2008	56,000	$3.92	8.63	$—

Options outstanding as of Decembers 31, 2008 were:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-average Remaining Life in Years	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$2.15	170,500	9.4	$2.15	—	$—
3.40	80,000	9.0	3.40	20,000	3.40
3.50	30,000	8.9	3.50	7,500	3.50
3.67	30,000	8.8	3.67	7,500	3.67
3.75	4,500	8.5	3.75	1,125	3.75
3.85	4,500	8.3	3.85	1,125	3.85
4.32	15,000	8.2	4.32	3,750	4.32
4.88	60,000	8.2	4.88	15,000	4.88
	394,500	9.0	$3.09	56,000	$3.92

The weighted average grant date fair value of options granted during the years ended December 31, 2008 and 2007 were $2.15 and $4.40. As of December 31, 2008 and 2007, there were approximately $449,000 and $470,000 of unrecognized compensation expense, respectively, net of forfeitures related to unvested options. This cost is expected to be recognized over a weighted-average period of 3.0 years. The fair value of options vested during the twelve month period ended December 31, 2008 and 2007 were approximately $220,000 and $591,000, respectively.

Pursuant to the Plan, during the year ended December 31, 2008, the Company granted 102,604 restricted shares valued at $0.2 million to certain employees and directors. The stock price range was from $1.8 to $2.30 per share. Such shares vest ratably over a five-year period. During 2008, 168,005 shares from current and previous years vested.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Stock Plans and Stock-Based Compensation  – (continued)

A summary of the status of the Company’s restricted shares as of December 31, 2008, and changes during the year is presented below:

Nonvested Restricted Stock	No. of Shares	Weighted-average Grant-Date Fair Value
Nonvested at January 1, 2007	—	$—
Granted	665,662	3.75
Vested	(40,000)	4.22
Nonvested at January 1, 2008	625,662	$3.72
Granted	102,604	2.11
Vested	(168,005)	3.69
Forfeited	(152,396)	3.57
Nonvested at December 31, 2008	407,865	$3.38

There was $1.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the Plan as of December 31, 2008. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the year ended December 31, 2008 was $620,119.

In addition to employee based stock compensation the directors have the option to be paid their fees in stock or cash. Director fees paid in the form of stock during 2008 and 2007 amounted to $179,990 and 85,280, respectively.

Stock Purchase Plan

On July 24, 2007, the Company adopted an employee stock purchase program with a commencement date of October 1, 2007. The program is officially called the 2007 Employee Stock Purchase Plan (the “ESPP Plan”). The Company initially reserved an aggregate of 150,000 shares of Common Stock exclusively for issuance under the ESPP Plan. Under the ESPP Plan eligible employees may acquire shares of the Company’s common stock at periodic intervals, namely four month offering periods (the “Offering Periods”) during which payroll deductions are made and shares are subsequently purchased at a discount. The ESPP Plan was approved by our shareholders at the May 7, 2008 annual meeting. As of December 31, 2008, 125,481 shares have been issued under the ESPP Plan.

The number of shares of common stock authorized under the ESPP Plan is subject to an automatic annual increase on the first day of the Company’s fiscal year by an amount equal to the lesser of (i) 100,000 shares, (ii) 1% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. On February 11, 2009, our Board approved an increase of 100,000 shares to the Plan.

Note 16 — Common Stock

Following the consummation of the acquisition of ATSI on January 16, 2007, the Company announced and implemented a common stock and warrant repurchase program. In connection with this program, the Company paid approximately $13.5 million in cash to redeem 2,811,400 shares of common stock at an average price of $4.80 per share and approximately $2,081,000 in cash to repurchase 5,619,805 warrants.

On January 16, 2007, the Company announced that it would repurchase 2,625,000 shares of the Company’s common stock from the founders at $0.0011 per share. Such shares were repurchased in January 2007.

On January 16, 2007, the Company announced that it would repurchase shares of those shareholders that voted against the acquisition of ATSI and requested that their shares (2,906,355) be redeemed at the then per share trust value of $5.77 per share. This program was completed in January 2007.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Common Stock  – (continued)

On May 19, 2008, the Company announced the completion of its early warrant exercise program. As a result of the 33,400,020 warrants exercised in this program, 2,972,204 new shares of common stock were issued. This consisted of 33,073,703 warrants tendered for cashless exercise in exchange for 2,645,887 shares of common stock (on the basis of 12.5 warrants for one share of common stock), and 326,317 warrants exercised by payment of a reduced cash price of $2.25 per share. Proceeds received by the Company were $734,192 and expenses were $500,057. The 2,980,175 warrants that were not exercised during the tender offer had their original terms reinstituted and will expire on October 19, 2009, unless earlier exercised in accordance with their original terms.

On October 19, 2008, the Company agreed to release the 2,625,000 shares of common stock held in escrow by the initial stockholders of Federal Services Acquisition Corporation and former members of FSAC Partners, LLC. Also on October 19, 2008, the Company removed the restricted legend from the 46,296 shares held by the former owner of RISI. The legend restricted the resale of the subject shares.

During the fiscal year ended December 31, 2008, the Company did not repurchase any shares.

Note 17 — Income Taxes

Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Since adoption, the Company has not had any uncertain tax positions requiring derecognition.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. It or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. For income tax returns filed by us, the Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2004, although carry forward tax attributes that were generated prior to 2004 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. It is the Company’s policy to recognize interest and penalties related to income tax matters in penalty expense. For both the years ended December 31, 2008 and 2007, there were less than $0.1 million interest and penalties, respectively.

The components of income tax expense (benefit) are as follows:

	Successor			Predecessor
	Year Ended December 31,			Period from November 1, 2006 through January 15, 2007	Year Ended October 31, 2006
	2008	2007	2006
Current:
Federal	$2,828,920	$1,875,857	$1,521,362	$77,913	$2,444,274
State and local	375,574	398,251	906,656	(20,261)	433,725
Total current	3,204,494	2,274,108	2,428,018	57,652	2,877,999
Deferred:
Federal	(6,927,277)	(1,612,631)	(280,149)	(2,409,985)	(1,388,614)
State and local	(919,681)	(207,948)	(163,191)	(331,884)	(206,623)
Total deferred	(7,846,958)	(1,820,579)	(443,340)	(2,741,869)	(1,595,237)
Total income tax (benefit) expense	$(4,642,464)	$453,529	$1,984,678	$(2,684,217)	$1,282,762

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Income Taxes  – (continued)

The income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 34% as a result of the following:

	Successor			Predecessor
	Year Ended December 31,			Period from November 1, 2006 through January 15, 2007	Year Ended October 31, 2006
	2008	2007	2006
Expected tax expense computed at the federal rate	34.0%	34.0%	34.0%	34.0%	34.0%
(Not includable) nondeductible items	-0.4%	-1.9%	-19.5%	-3.0%	28.0%
Goodwill impairment	-29.1%	—	—	—	—
Fair value of warrants	—	-38.6%	—	—	—
State and local taxes, net of federal	4.5%	-0.8%	4.8%	5.0%	2.0%
Other	-0.5%	-0.1%	0.0%	0.0%	8.0%
Total income tax (expense) benefit	8.5%	-7.4%	19.3%	36.0%	72.0%

The tax effects of temporary differences that give rise to significant deferred tax assets (liability) are presented below:

	Successor
	As of December 31,
	2008	2007
Deferred tax assets:
Reserves and accruals	$1,243,448	$841,645
Goodwill	2,296,397	—
Fixed assets	—	75,117
Stock-based compensation	211,790	304,921
Deferred rent	1,240,800	—
Capital loss on sale of ATS International	141,029	—
Net operating loss carry forward	357,831	526,130
Start up costs	434,515	461,209
Other	879,371	363,735
Total deferred tax assets	6,805,181	2,572,757
Valuation allowance	(141,029)	(141,617)
Total deferred tax assets net of valuation allowance	6,664,152	2,431,140
Deferred tax liabilities:
Goodwill	—	(223,071)
Fixed assets	(1,123,725)	—
Intangible assets	(2,007,993)	(7,011,313)
Prepaid expenses	(207,196)	(336,331)
Other	—	—
Total deferred tax liabilities	(3,338,914)	(7,570,715)
Net deferred tax asset (liability)	$3,325,238	$(5,139,575)

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Income Taxes  – (continued)

As of December 31, 2008, the Company had a valuation allowance of $141,029 related to acquired capital loss carry forwards for which the Company believes more likely than not that the benefit will not be realized prior to expiration. To the extent the valuation allowance is reversed into income in the future due to the utilization of the deferred tax assets, the tax benefit will be recorded as a reduction to goodwill.

As of December 31, 2008 the Company had federal net operating loss carry forwards for tax purposes of approximately $0.9 million. These net operating loss carry forwards are limited by certain tax laws and are deductible ratably through 2020, although they begin to expire in 2010. As of December 31, 2008, the Company also had capital loss carry forwards for tax purposes of $366,000, which expire in 2010.

Components of tax expense above do not include the deferred tax benefits of unrealized gains or losses related to the interest rate swap (see Note 11) recorded to other comprehensive income and certain pre-acquisition true-ups recorded to goodwill.

Note 18 — Discontinued Operations

Pyramid

In January 2006, ATSI management decided to discontinue the operations of the Pyramid Products Solutions Group. The following represents the results of the operations of Pyramid:

Year Ended October 31, 2006
Revenue	$733,264
Loss before taxes	(1,725,455)
Net loss	(1,059,084)

Note 19 — Customer Information

Revenue by customer sector was as follows:

	Successor						Predecessor
	Year Ended December 31						January 15, 2007		October 31, 2006
($ in Thousands)	2008		2007		2006
Department of Defense	$44,332	33.7%	$21,275	19.9%	$—	—	$3,890	18.2%	$21,852	19.5%
Federal civilian agencies	51,699	39.3%	53,633	50.2%	—	—	8,748	41.0%	56,147	50.0%
Commercial and other	32,098	24.4%	26,531	24.8%	—	—	6,409	30.1%	30,094	26.8%
State & local government	3,420	2.6%	5,448	5.1%	—	—	2,271	10.7%	4,161	3.7%
Total	$131,549	100.0%	$106,887	100.0%	$—	—	$21,318	100.0%	$112,254	100.0%

Note 20 — Retirement Savings Plan

The Company has a qualified 401(k) retirement plan (“401(k) Plan”) that was funded by contributions from the Company and substantially all full-time employees who elect to participate in the plan. The employer contributions are 50% of employee contributions, up to 3% of an employee’s gross salary. The employer contributions to the 401(k) Plan for the years ended December 31, 2008, 2007 and 2006 were $1,526,500, 895,995 and $0, respectively. The contributions for the period of November 1 through January 15, 2007 and the year ended October 31, 2006 for the predecessor were $261,680 and $536,727, respectively.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Commitments & Contingencies

Employment Agreements

On August 7, 2008, the Company entered into an employment agreement with Mr. George Troendle. The agreement provides that Mr. Troendle will serve in the position of Chief Operating Officer of the Company for an initial term of two years, with subsequent automatic renewals for successive one-year terms, subject to the termination of either party. The agreement specifies the terms of annual salary and performance-based incentive compensation opportunity. The agreement includes customary provisions concerning proprietary information, non-competition, and rights upon termination, including termination by Mr. Troendle for “good reason,” by the Company for “cause,” and following a “change in control,” as each of those terms is defined in the agreement.

On August 4, 2008, the Company entered into an employment agreement with Dr. Edward H. Bersoff, the Company’s Chairman, President and Chief Executive Officer, amending Dr. Bersoff’s employment agreement, extending his employment term as Chief Executive Officer through December 31, 2009. The Company originally entered into an employment agreement with Dr. Bersoff on March 19, 2007, who had been serving in that capacity since January 16, 2007. The employment agreement specifies annual salary and incentive compensation for the terms of the agreement. The agreement also provides for between twelve and eighteen months’ salary and 50% of any incentive compensation targets if the Dr. Bersoff is terminated other than for cause.

On February 3, 2008, the Company entered into an employment agreement with Ms. Pamela A. Little. The agreement provides that Ms. Little will serve in the position of Chief Financial Officer and Senior Vice President of the Company for an initial term of five years, with subsequent automatic renewals for successive one-year terms, subject to the termination of either party. The agreement specifies the terms of annual salary and performance-based incentive compensation opportunity. The agreement includes customary provisions concerning proprietary information, non-competition, and rights upon termination, including termination by Ms. Little for “good reason,” by the Company for “cause,” and following a “change in control,” as each of those terms is defined in the agreement.

In addition, the Company has entered into employment agreements with certain key employees that provide for severance payments in the event of termination.

Legal Proceedings

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. Other than possibly the matters discussed below, we currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

We are a defendant in Maximus, Inc. vs. Advanced Technology Systems, Inc., pending in the Connecticut Superior Court, Complex Litigation Docket. The lawsuit asserts breach of contract and other claims related to a subcontract between Maximus and ATSI associated with a prime contract between Maximus and the State of Connecticut. Based on the complaint filed in the suit, Maximus seeks damages in excess of $3.5 million. The case was filed in August 2007.

We have answered the complaint denying Maximus’ claims and have asserted counterclaims. In January of 2009, the case was consolidated for discovery purposes with an action brought by the State of Connecticut against Maximus relating to the prime contract. Discovery has commenced, although at a hearing conducted on March 9, 2009, further depositions were delayed until September 4, 2009 in order to give the State of Connecticut sufficient time to review documents received from Maximus. Trial, which had been scheduled for July 2010, is now anticipated to occur during the first quarter of 2011. Based on the claims asserted in the lawsuit, we have made an indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Commitments & Contingencies  – (continued)

Following the indemnification demand, the former principal owners of ATSI brought an arbitration against us with the American Arbitration Association claiming that the former owners do not owe us any indemnification obligations for the Maximus lawsuit or the Maximus subcontract. At our request, the arbitration was stayed pending the outcome of the Maximus lawsuit described above.

We have also asserted other claims against the former principal owners of ATSI based on the stock purchase agreement governing the transaction, and the former ATSI owners have asserted certain counterclaims against us. Part of our claims against the former ATSI owners are covered by escrowed funds while all of the claims made by the former ATSI owners against us relate to the escrowed funds. These claims are currently the subject of an ad hoc arbitration, which is scheduled for hearing starting March 23, 2009.

Note 22 — Summarized Quarterly Financial Information (Unaudited)

The table below sets forth selected unaudited quarterly condensed financial operating results of the Company for years ended December 31, 2008 and 2007.

	Year Ended December 31, 2008
	First	Second	Third	Fourth
Revenue	$34,873,525	$33,788,772	$32,032,605	$30,853,655
Operating expenses	33,760,930	32,763,907	87,837,435	28,258,932
Income from operations	$1,112,595	$1,024,865	$(55,804,830)	$2,594,723
Other income (expense)	(733,530)	(949,434)	(910,371)	(804,897)
Gain (loss) on warrant liability	—	—	—	—
Provision for income (tax expense) benefit	(104,036)	(8,579)	5,759,836	(1,004,757)
Net income (loss)	$275,029	66,852	$(50,955,365)	$785,069
Basic earnings per share	$0.01	$—	$(2.28)	$0.03
Diluted earnings per share	$0.01	$—	$(2.28)	$0.03
Weighted-average shares outstanding:
Basic	19,242,698	20,410,516	22,381,860	22,442,163
Diluted	19,242,698	20,465,439	22,381,860	22,442,163

	Year Ended December 31, 2007
	First	Second	Third	Fourth
Revenue	$23,477,720	$26,247,681	$25,646,747	$31,514,891
Operating expenses	23,361,351	25,968,148	24,936,237	31,547,383
Income from operations	$116,369	$279,533	$710,510	$(32,492)
Other income (expense)	144,186	16,556	(124,478)	(280,374)
Gain (loss) on warrant liability	(6,930,000)	—	—	—
Provision for income taxes	(102,711)	(171,461)	(232,827)	53,420
Net income (loss)	$(6,772,156)	$124,628	$353,205	$(259,446)
Basic earnings per share	$(0.33)	$0.01	$0.02	$(0.01)
Diluted earnings per share	$(0.33)	$0.01	$0.02	$(0.01)
Weighted-average shares outstanding:
Basic	20,307,248	18,133,828	18,194,081	18,783,163
Diluted	20,307,248	18,440,030	18,499,615	18,783,163

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 — Subsequent Events

Stock Buyback Program

On February 12, 2009, the Board of Directors approved a repurchase program authorizing the Company to purchase up to the lesser of $3.0 million or 2.0 million shares of Company common stock, in the open market from time to time over a twelve-month period. The timing of the share repurchases under the program is at the discretion of the Company and will depend on a variety of factors, including market conditions and bank approvals and may be suspended or discontinued at any time. Common stock acquired through the repurchase program will be held by the Company as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The Company currently has approximately 22.5 million shares outstanding, which excludes any shares issuable upon the exercise of the Company’s outstanding warrants that expire in October of this year, to purchase approximately 3 million shares of common stock at an exercise price of $5.00 per share.

Shares Issued Under the ESPP

On February 12, 2009, the Board of Directors increased the authorized shares available under the ESPP by 100,000 shares of Corporation common stock, par value $0.001 per share, pursuant to the ESPP’s evergreen provision. The Form S-8 registration statement for registering such shares was submitted on March 4, 2009.

ATS CORPORATION

Item 15(a) 2. Supplementary Financial Data

Schedule II — Valuation and Qualifying Accounts for fiscal years ended December 31, 2006, 2007 and 2008 for the successor corporation.

Successor	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2008
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$91,247	$1,278,264	$(598,524)	$—	$770,988
2007
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$—	$2,076,591	$(1,985,344)	$—	$91,247

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATS CORPORATION
March 16, 2009	By: /s/ Edward H. Bersoff Dr. Edward H. Bersoff Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Edward H. Bersoff Dr. Edward H. Bersoff	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2009
/s/ Pamela A. Little Pamela A. Little	Executive Vice President and Chief Financial Officer	March 16, 2009
/s/ Joel R. Jacks Joel R. Jacks	Director	March 16, 2009
/s/ Joseph A. Saponaro Joseph A. Saponaro	Director	March 16, 2009
/s/ Peter M. Schulte Peter M. Schulte	Director	March 16, 2009
/s/ Edward J. Smith Edward J. Smith	Director	March 16, 2009
/s/ Ginger Lew Ginger Lew	Director	March 16, 2009
/s/ Jack Tomarchio Jack Tomarchio	Director	March 16, 2009