Form 10-Q
period 2009-03-31
ATS CORP
filed 2009-05-11
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

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
Yes   ☐    No   ☒

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of May 11, 2009 was 22,672,019.

ATS CORPORATION

TABLE OF CONTENTS

ATS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$43,713	$364,822
Accounts receivable, net	23,503,582	29,268,647
Prepaid expenses	632,619	537,974
Income taxes receivable, net	42,244	—
Other current assets	2,603	22,771
Deferred income taxes, current	1,093,822	1,321,890

Total current assets	25,318,583	31,516,104

Property and equipment, net	3,561,355	3,712,340
Goodwill	59,128,648	59,128,648
Intangible assets, net	7,754,383	8,304,686
Restricted cash	1,320,361	1,316,530
Other assets	359,725	387,897
Deferred income taxes	2,018,885	2,003,348

Total assets	$99,461,940	$106,369,553
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,583,333	$2,583,333
Capital leases – current portion	65,899	86,334
Accounts payable and accrued expenses	8,162,937	10,224,266
Accrued salaries and related taxes	2,909,640	2,999,576
Accrued vacation	2,452,113	2,220,865
Income taxes payable, net	—	600,121
Deferred revenue	2,319,089	1,745,352
Deferred rent – current portion	382,507	379,520

Total current liabilities	18,875,518	20,839,367

Long-term debt – net of current portion	28,996,796	34,492,558
Capital leases – net of current portion	188	745
Deferred rent – net of current portion	2,793,850	2,842,171
Other long-term liabilities (at fair value)	2,166,566	2,283,256

Total liabilities	52,832,918	60,458,097

Shareholders’ equity:
Preferred stock $.001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $.001 par value, 100,000,000 shares authorized, 30,724,615 and 27,529,010 shares issued, respectively	3,093	3,087
Additional paid-in capital	130,932,218	130,767,038
Treasury stock, at cost, 8,342,755 shares held	(30,272,007)	(30,272,007)
Accumulated deficit	(52,765,233)	(53,190,822)
Accumulated other comprehensive loss (net of tax benefit of $338,606 and $260,907, respectively)	(1,269,049)	(1,395,840)

Total shareholders’ equity	46,629,022	45,911,456

Total liabilities and shareholders’ equity	$99,461,940	$106,369,553

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009 (unaudited)	2008 (unaudited)

Revenue	$27,156,514	$34,873,525

Operating costs and expenses
Direct costs	18,195,737	22,268,641
Selling, general and administrative expenses	6,492,515	9,449,681
Depreciation and amortization	784,127	2,042,608
Total operating costs and expenses	25,472,379	33,760,930

Operating income	1,684,135	1,112,595

Other (expense) income
Interest, net	(774,080)	(804,407)
Other income	—	70,877

Income before income taxes	910,055	379,065

Income tax expense	484,466	104,036

Net income	$425,589	$275,029

Weighted average number of shares outstanding
—basic	22,542,200	19,242,698
—diluted	22,542,200	19,242,698

Net income per share
—basic	$0.02	$0.01
—diluted	$0.02	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$425,589	$275,029
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	781,688	2,042,608
Stock-based compensation	105,219	323,895
Deferred income taxes	274,106	(774,136)
Deferred rent	(45,334)	(29,626)
Gain on disposal of equipment	—	(2,491)
Provision for bad debt	123,871	164,787

Changes in assets and liabilities, net of adjustments related to other comprehensive loss:
Accounts receivable	5,641,195	(6,417,644)
Prepaid expenses and other current assets	(94,646)	42,962
Restricted cash	(3,831)	(13,716)
Other assets	48,340	(110,698)
Accounts payable and other accrued expenses	(1,609,749)	(41,997)
Accrued salaries and related taxes	(89,936)	(689,891)
Accrued vacation	231,248	282,216
Accrued interest	13,616	17,283
Income taxes payable and receivable	(749,051)	919,843
Other current liabilities	163,753	(417,616)

Net cash provided by (used in) operating activities	5,216,078	(4,429,192)

Cash flows from investing activities
Purchase of property and equipment	(80,400)	(130,748)
Proceeds from disposals of equipment	—	4,519
Payment on acquired businesses	—	(18,377)

Net cash used in investing activities	(80,400)	(144,606)

Cash flows from financing activities
Borrowings on lines of credit	14,027,500	19,925,444
Payments on lines of credit	(18,877,448)	(15,549,586)
Payments on notes payable	(645,813)	(795,833)
Payments on capital leases	(20,992)	(28,229)
Proceeds from stock issued pursuant to Employee Stock Purchase Plan	59,966	86,013

Net cash (used in) provided by financing activities	(5,456,787)	3,637,809

Net decrease in cash	(321,109)	(935,989)

Cash, beginning of period	364,822	1,901,977

Cash, end of period	$43,713	$965,988

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$962,600	$1,308,333
Income tax refunds	3,189	1,350,000
Interest paid	823,657	821,284
Interest received	7,980	34,160
Non-cash investing and financing activities and adjustment to other comprehensive loss:
Unrealized other comprehensive loss on interest rate swap, net of tax	(71,578)	(699,192)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Principles of Consolidation - The consolidated financial statements include the accounts of ATS Corporation (“ATSC”) and its subsidiary Advanced Technology Systems, Inc. (“ATSI”) (collectively, the “Company”). All material intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. These statements include all adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations, and cash flows. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those instructions, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2008 Annual Report on Form 10-K. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The disclosure requirements of SFAS No. 157, which took effect on January 1, 2008, are presented in Note 4. On January 1, 2009, the Company implemented the previously-deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value as required. The implementation did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R) — Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces FASB Statement No. 141— Business Combinations. The new statement retains the fundamental requirements that the acquisition (or purchase) method of accounting be used for all business combinations and expands the definition of a business, thus increasing the number of transactions which may qualify as business combinations. Contingent consideration will be measured at fair value at the acquisition date, with changes in fair value recognized in earnings, and transaction-related expenses and restructuring costs will be expensed as incurred. Changes in acquired tax contingencies will be recognized in earnings if outside the purchase price allocation period (generally one year or less). Adjustments to finalize purchase price allocations will be shown as revised in future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Also, in the event of a bargain purchase (acquisition of a business at below fair market value of net assets acquired), a gain could be recognized, or in the event of a change in control of an existing investment, a gain or loss could be recognized. SFAS No. 141(R) will be applied prospectively to business acquisitions with acquisition dates on or after January 1, 2009. There is no current impact as we have made no acquisitions since January 1, 2009.

SFAS No. 162 — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities (the Hierarchy). The Hierarchy within SFAS 162 is consistent with that previously defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles” (SAS 69). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the AICPA’s Auditing section No. 411, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 did not have a material effect because we utilize the guidance within SAS 69.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not yet effective until after December 31, 2008 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 3 — RESTRICTED CASH

The Company is required to maintain $1.2 million on deposit with a financial institution to support a bonding requirement for one of the ATSI state contracts. This amount, and accumulated interest of $120,361 and $116,530 earned thereon as of March 31, 2009 and December 31, 2008, respectively, is reflected in restricted cash in the accompanying consolidated balance sheets.

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company accounts for its interest rate swap agreement as a cash flow hedge under the provisions of SFAS No. 133. The Company has determined that the swap is 95.8% effective for the variable rate debt. Accordingly, the fair value of the interest rate swap agreement of $2,167,000 and $2,283,000 is included in other long-term liabilities, as of March 31, 2009 and December 31, 2008, respectively, related to this interest rate swap. This valuation method, which is consistent with the second highest level of the valuation hierarchy described in SFAS No. 157, Fair Value Measurements, is fair market value based upon an extrapolation of forward rates for the remaining term of the interest rate swap. A change in market value of $117,000 related to a change in market value for this derivative, net of a tax benefit of $45,000, was recorded in other comprehensive loss for the three months ended March 31, 2009. Hedge ineffectiveness of $55,000 was recognized for the three-month period ended March 31, 2009 in accordance with management’s estimation of effectiveness.

NOTE 5 — STOCK PLANS AND STOCK-BASED COMPENSATION

Under the fair value recognition provisions of SFAS No. 123(R), Share Based Payment, the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. A summary of the components of the stock-based compensation expense recognized during the three-month periods ended March 31, 2009 and 2008 is as follows:

Compensation Related to Options and Restricted Stock	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Non-qualified stock option expense	$37,000	$42,000
Restricted stock	74,000	282,000
Forfeitures in excess of estimate	(6,000)	—
Total stock-based compensation expense	$105,000	$324,000

Stock-based compensation for the three-month period ended March 31, 2009 was $105,000 consisting of $111,000 in stock option and restricted stock expense, offset by $6,000 in forfeitures due to adjustments for actual forfeitures.

Stock Options - The Company estimates the fair value of options as of the date of grant using the Black-Scholes option pricing model. A total of 110,000 options were granted during the three-month period ended March 31, 2009. No options were granted during the three-month period ended March 31, 2008.  The fair value of options granted during the three-month period ended March 31, 2009 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2009
Expected dividend yield	—%
Expected volatility	55.3%
Risk free interest rate	2.9%
Expected life of options	6.3 years
Forfeiture rate	4.25%

The average fair value of options granted during the three months ended March 31, 2009 was $0.78. As of March 31, 2009, there was $476,320 of unrecognized compensation expense related to unvested options. This cost is expected to be recognized over a weighted-average period of 3.3 years. The table below provides stock option information for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-the- Money Options

Options outstanding at January 1, 2009	394,500	$3.16	8.97	$—	(1)
Options granted	110,000	1.40	9.76	5,500	(2)
Options expired	—	—	—	—
Options forfeited	(26,000)	2.44	8.98	—
Options outstanding at March 31, 2009	478,500	$2.79	8.95	$5,500	(2)
Options exercisable at March 31, 2009	73,625	$4.14	8.26	$—	(2)

(1) Intrinsic value represents the excess of the closing stock price on the last trading day of the preceding period, which was $1.40 as of December 31, 2008, over the exercise price, multiplied by the number of options.
(2) Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.65 as of March 31, 2009, over the exercise price, multiplied by the number of options.

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
Exercise	Number	Life in	Exercise	Number	Exercise
Prices	Outstanding	Years	Price	Exercisable	Price
$1.40	110,000	9.76	$1.40	—	$—
2.15	149,000	9.17	$2.15	—	—
3.40	80,000	8.72	3.40	20,000	3.40
3.50	30,000	8.61	3.50	7,500	3.50
3.67	30,000	8.50	3.67	7,500	3.67
3.75	4,500	8.30	3.75	1,125	3.75
4.32	15,000	7.92	4.32	7,500	4.32
4.88	60,000	7.90	4.88	30,000	4.88
	478,500	8.95	$2.79	73,625	$4.14

Restricted Shares – Pursuant to the 2006 Omnibus Incentive Compensation Plan, during the three-month period ended March 31, 2009, the Company granted 142,000 restricted shares valued at $199,000. Such shares vest ratably over a five-year period. The table below provides additional restricted share information for the three months ended March 31, 2009:

	Three months Ended March 31, 2009
	No. of Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2009	407,865	$3.38
Granted	142,000	1.40
Vested	(13,151)	3.65
Forfeited	—	—
Unvested at March 31, 2009	536,714	$2.85

NOTE 6 — EMPLOYEE STOCK PURCHASE PLAN

The Company adopted the 2007 Employee Stock Purchase Plan (the “Plan”) in July 2007. The Plan was subsequently approved by the shareholders in May 2008. The Plan provides employees and management with an opportunity to acquire or increase ownership interest in the Company through the purchase of shares of the Company’s common stock at periodic intervals, namely four month offering periods during which payroll deductions are made and shares are subsequently purchased at a discount. The Company initially reserved an aggregate of 150,000 shares of Common Stock exclusively for issuance under the Plan. Additionally, the Company may automatically increase the shares registered under this Plan on an annual basis pursuant to the Plan’s “evergreen” provision. This provision allows the Company to annually increase its registered Plan shares by the lesser of the following: (i) 100,000 shares, (ii) 1% of the Company’s outstanding shares on January 1 of such year, or (iii) a lesser amount as determined by the Board. Accordingly, in the first quarter of 2009, the Company registered an additional 100,000 shares under the Plan.

The Plan is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes and is considered non-compensatory under SFAS No. 123R Share Based Payment. Accordingly, there is no stock-based compensation expense associated with shares acquired under the Plan for the three-month period ended March 31, 2009. As of March 31, 2009, participants have purchased 175,453 shares under the Plan at a weighted average price per share of $1.89. During the three months ended March 31, 2009, 49,972 shares were purchased at a price per share of $1.20.

NOTE 7 — EARNINGS (LOSS) PER SHARE

Basic and diluted earnings per share information is presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing the net income/ (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding which includes common stock equivalents. The Company’s common stock equivalents include stock options, restricted stock, and warrants. The weighted average shares outstanding for the three months ended March 31, 2009 and 2008 excludes unvested restricted shares and excludes warrants and stock options to purchase approximately 4,006,524 and 37,415,423 shares, respectively, because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive.

NOTE 8 — SEGMENT ACCOUNTING

The Company reviewed its services by unit to determine if any unit of the business is subject to risks and returns that are different than those of other units in the Company. Based on this review, the Company has determined that all units of the Company are providing comparable services to its clients, and the Company has only one reportable segment.

NOTE 9 — WARRANTS

On March 31, 2009, the Company had 2,980,175 outstanding warrants that will expire on October 19, 2009, unless earlier exercised.

NOTE 10 — GOODWILL VALUATION

Goodwill represents the excess of purchase price over the fair value of net assets acquired because of various business acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be recorded at the reporting unit level. Reporting units are defined as one level below an operating segment. We have identified one reporting unit and one operating segment. SFAS No. 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.

The Company evaluates goodwill for impairment annually in the third fiscal quarter or more frequently depending on specific events or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in general market conditions may indicate potential impairment of recorded goodwill. Management has concluded that there were no triggering events that would indicate  an impairment during the quarter ended March 31, 2009. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

As of both March 31, 2009 and December 31, 2008, goodwill was $59.1 million. As of March 31, 2009 and December 31, 2008, our net basis in intangible assets was $7.8 and $8.3 million, respectively.

NOTE 11 — LEGAL PROCEEDINGS

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

We have also asserted other claims against the former principal owners of ATSI based on the stock purchase agreement governing the transaction, and the former ATSI owners have asserted certain counterclaims against us. Part of our claims against the former ATSI owners are covered by escrowed funds while all of the claims made by the former ATSI owners against us relate to the escrowed funds. These claims are currently the subject of an ad hoc arbitration. An arbitration hearing was held the week of March 23, 2009. Post closing briefs were filed April 13, 2009 and reply briefs were filed on May 4, 2009. The Company is awaiting the outcome of the arbitration.

ATSI has asserted claims against the former principal owners of Number Six Software under the Agreement and Plan of Merger and Reorganization dated October 12, 2007. The amount of this claim is approximately $0.8 million.

NOTE 12 — LONG TERM DEBT

Long term debt consisted of the following:

	March 31, 2009	December 31, 2008
Bank Financing	$27,705,110	$32,555,058
Notes payable	3,875,020	4,520,833
Total long-term debt	$31,580,130	$37,075,891
Less current portion	(2,583,333)	(2,583,333)
Long-term debt, net of current portion	$28,996,797	$34,492,558

At March 31, 2009, the aggregate maturities of long term debt were as follows:

Twelve-months Ending March 31,
2010	$2,583,333
2011	28,996,797
Total long-term debt	$31,580,130

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

Borrowings under the Facility bear interest at rates based on 30 day LIBOR plus applicable margins based on the leverage ratio as determined quarterly. As of March 31, 2009, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Facility was 4.65%.

The Company entered into a forward interest rate swap agreement in November 2007 under which it exchanged floating-rate interest payments for fixed-rate interest payments. The agreement covers debt totaling $35.0 million and provides for swap payments through December 1, 2010 with such swaps being settled on a monthly basis. The fixed interest rate provided by the agreement is 4.47%.

As of March 31, 2009, the outstanding debt balance was $27.7 million. Due to anticipated transactions, the company expects the outstanding debt balance to approach $35 million for much of the remaining nine months of 2009 and exceed $35 million for 2010.  The anticipated effectiveness as measured against the borrowing stream is 95.8% effective thru the term of the SWAP.  It continues to be probable that the company will be exposed to LIBOR interest rate risk associated with future LIBOR based or fixed rate debt which has embedded LIBOR based risk and the company maintains its hedge with a counterparty that has the financial strength to honor the hedge obligation, Bank of America.

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

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under “Item 1A. Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms “we” and “our” as used throughout this Quarterly Report on Form 10-Q refer to ATS Corporation and Advanced Technology Systems, Inc., the wholly-owned subsidiary of ATSC, unless otherwise indicated.

Overview

ATS Corporation was organized as a “blank check” company under the laws of the State of Delaware on April 12, 2005 and was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the federal services and defense industries. ATSC acquired four companies in 2007. Their results are included in the results of operations for 2007 from the dates of acquisition. Calendar year 2008 was the first full year that ATSC was an operating company with the acquisitions fully integrated into its operations.

ATSC (www.atsc.com) is an information technology services firm serving both the government and commercial organizations, specializing in software and systems development, systems integration, information technology infrastructure and outsourcing, information sharing and consulting services.

Our diverse customer base consists primarily of U.S. government agencies. For the quarter ended March 31, 2009, we generated approximately 49% of our revenue from federal civilian agencies, 35% from defense and homeland security agencies, 16% from commercial customers, including government-sponsored enterprises. Our largest clients in the quarter ended March 31, 2009 were the U.S. Department of Housing and Urban Development (“HUD”), the Pension Benefit Guarantee Corporation, Fannie Mae, and the Undersecretary of Defense, representing approximately 21%, 8%, 7% and 7%, respectively, of total revenue.

We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts and fixed-price contracts. During the three months ended March 31, 2009, revenue from time and materials and fixed-price contracts were approximately 69% and 31% respectively, of total revenue. We typically issue monthly invoices to our clients for services rendered. We recognize revenue on time and materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred. We recognize revenue on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated cost. However, if the contract is primarily for services, we recognize revenue on a straight-line basis over the term of the contract.

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

In the three months ended March 31, 2009, we derived approximately 77% of our revenue was derived from contracts for which we were the prime contractor and 23% of our revenue as subcontractors to other prime contractors, who contract directly with the end-client and subcontract with us.

Our most significant expense is direct cost, which consists primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of March 31, 2009, we had 501 personnel who worked on our contracts.

General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, sales and marketing personnel, and costs associated with marketing and bidding on future projects, unassigned consulting personnel, personnel training, occupancy costs, depreciation and amortization, travel and all other corporate costs.

Goodwill Valuation

Goodwill represents the excess of purchase price over the fair value of net assets acquired because of various business acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be recorded at the reporting unit level. Reporting units are defined as one level below an operating segment. We have identified one reporting unit and one operating segment. SFAS No. 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.

The Company evaluates goodwill for impairment annually in the third fiscal quarter or more frequently depending on specific events or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in general market conditions may indicate potential impairment of recorded goodwill. Management has concluded there were no triggering events that would indicate an impairment during the quarter ended March 31, 2009. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

As of both March 31, 2009 and December 31, 2008, goodwill was $59.1 million. As of March 31, 2009 and December 31, 2008, our net basis in intangible assets was $7.8 and $8.3 million, respectively.

Contract Backlog

We define backlog as the future revenue we expect to receive from our existing contracts and other current engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised. We do not include any estimate of revenue relating to potential future delivery orders that may be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms, an order under which potential further delivery orders or task orders may be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process. Our backlog as of March 31, 2009, was approximately $179.2 million, of which $55.9 million was funded.

Recent Events

None.

Results of Operations (unaudited)

Results of operations for the three-month period ended March 31, 2009 compared with the three-month period ended March 31, 2008 are presented below.

The following table sets forth certain financial data as dollars and as a percentage of revenue.

	For the Three		For the Three
	Months Ended		Months Ended
	March 31,		March 31,
	2009	%	2008	%

Revenue	$27,156,514		$34,873,525

Operating costs and expenses
Direct costs	18,195,737	67.0%	22,268,641	63.9%
Selling, general and administrative expenses	6,492,515	23.9%	9,449,681	27.1%
Depreciation and amortization	784,127	2.9%	2,042,608	5.9%

Total operating costs and expenses	25,472,379	93.8%	33,760,930	96.8%

Operating income	1,684,135	6.2%	1,112,595	3.2%

Other (expense) income
Interest (expense) income, net	(774,080)	(2.9)%	(804,407)	(2.3)%
Other (expense) income	—	0.0%	70,877	0.2%

Income (loss) before income taxes	910,055	3.4%	379,065	1.1%

Income tax expense (benefit)	484,466	1.8%	104,036	0.3%

Net Income (loss)	$425,589	1.6%	$275,029	0.8%

Weighted average number of shares outstanding
—basic	22,542,200		19,242,698
—diluted	22,542,200		19,242,698

Net income (loss) per share
—basic	$0.02		$0.01
—diluted	$0.02		$0.01

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008.

Revenue - Revenue decreased by $7.7 million, or 22.1%, to $27.2 million for the three months ended March 31, 2009. Revenue from commercial contracts decreased by $3.8 million to $4.5 million, or 45.8%. This decline resulted from the down-turn in the business climate that began in the fourth quarter of 2008 and continued into the first quarter of 2009.  Fannie Mae and IBM showed significant decreases in the first quarter 2009, these are expected to be temporary reductions. Revenue from civilian and defense customers decreased $3.9 million to $22.7 million, or 14.7%. The most significant reduction was with the US Coast Guard , which decreased revenue by $1.7 million as a result of a large contract being converted to a small-business set-aside which caused the Company to assume a subcontractor role currently limited to approximately 30% of the total contract value.

Direct costs - Direct costs were 67.0% and 63.9% of revenue for the three-month periods ended March 31, 2009 and 2008 respectively, an increase of 3.1%. Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and material and other direct costs (“ODCs”). Material and ODCs are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $9.3 million and $11.4 million for the three-month periods ended March 31, 2009 and 2008, respectively. Overall margins for the first quarter 2009 decreased 3.1% from 36.1% to 33.0% primarily due to increased loss provisions during the three-month period ended March 31, 2009 on two fixed price contracts: one contract with a local government, and the other with the FBI, both scheduled to end during the 2009 year.  Also, higher fringe costs in the first quarter are expected to decrease throughout the year.

Selling, general and administrative (“SG&A”) expenses - The components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses. As a percentage of revenue, SG&A expenses were 23.9% and 27.1% for the three-month periods ended March 31, 2009 and 2008, respectively. Reduced spending in the first quarter of 2009 is attributable to cost reduction efforts that began in the second half of 2008 and continue into this calendar year.  As a result of these efforts, the following major cost categories show the following reductions in the first quarter 2009 as compared with first quarter 2008: salaries and related fringe benefits of $1.9 million and building rent and utilities expenses $0.6 million.

Depreciation and amortization - Depreciation and amortization expense decreased to 2.9% of revenue for the three months ended March 31, 2009 compared to 5.9% for the three-month period ended March 31, 2008. This decrease is primarily related to a reduction of amortization resulting from the intangible asset impairment valuation taken during September 2008.

Interest, net - The net interest expense remained $0.8 million for the three-month period ended March 31, 2009, as it was for the three-month period ended March 31, 2008. Although we recorded significant decreases to our long-term debt balance made possible by our positive operating cash flows, our interest expense remained approximately the same due to the higher interest rates on the LIBOR monthly floating rate plus applicable rate based on our consolidated leverage ratio and also the swap ineffectiveness entry.

Income taxes - The Company reported an income tax expense of $0.5 million and $0.1 million for the three-month periods ended March 31, 2009 and 2008, respectively. The effective tax rates were 53.2% and 27.4% for the three-month periods ended March 31, 2009 and 2008, respectively. The effective rate for the three-month period ended March 31, 2009 was affected by variances in book-tax differences which increased the effective rate. The impact of these variances on the effective tax rate is expected to decrease during the year.

Financial Condition, Liquidity and Capital Resources

Financial Condition. Total assets decreased to $99.6 million as of March 31, 2009 from $106.4 million as of December 31, 2008. This decrease was primarily driven by a $5.8 million decrease in our accounts receivable related to increased collection efforts and the resulting decrease in days sales outstanding, as well as a decrease in overall revenues for the quarter. Additionally, other components of total assets that changed significantly include:  net intangible assets decreased by $0.6 million and cash decreased by $0.3 million.

Our total liabilities decreased $7.7 million to $52.8 million as of March 31, 2009 from $60.5 million as of December 31, 2008. Significant changes within total liabilities included a decrease to the revolving credit facility of $4.8 million due to favorable cash collections, decreases in accounts payable and accrued expenses of $2.1 million, and a decrease in income taxes payable of $0.6 million, offset by a $0.6 million increase in deferred revenue.

Liquidity and Capital Resources. Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to make selective strategic acquisitions. We expect to meet our short-term requirements through funds generated from operations and from our $50 million line of credit facility. As of March 31, 2009, we had an outstanding balance of $27.7 million on our credit facility. As noted above, there has been a significant decrease in this debt due to positive cash flow from operations. The balance is expected to increase slightly to over $30 million for the balance of the year to meet the requirements of anticipated growth. The credit facility is considered adequate to meet the operations liquidity and capital requirements.

Net cash generated by operating activities was $5.2 million for the three-months ended March 31, 2009, compared to cash used in operating activities of $4.4 million for the same period in 2008. Cash generated by operating activities was primarily driven by ongoing operations, specifically collecting receivables, which were utilized to pay down the balance on our line of credit facility as discussed above, as well as accounts payable and other expenses. Depreciation and amortization were also lower due to the effect of the asset impairment recorded in September of 2008.

Net cash used in investing activities was less than $0.1 million for the three-months ended March 31, 2009, compared to just over $0.1 million used in the same period in 2008, primarily as a result of reduced capital expenditures.

Net cash used in financing activities was $5.5 million for the three months ended March 31, 2009, compared to cash provided by financing activities of $3.6 million in the same period in 2008. The cash was primarily used to pay down the credit facility and the notes payable from acquisitions in 2007.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ATSC has a credit facility which is a three-year, secured facility that permits continuously renewable borrowings of up to $50.0 million, with an expiration date of June 4, 2010 the “Agreement”. The interest rate is based on LIBOR plus the applicable rate ranging from 200 to 350 basis points depending on the Company’s consolidated leverage ratio. The Company pays a fee in the amount of ..20% to .375% on the unused portion of the facility, based on its consolidated leverage ratio, as defined in the Agreement. Any outstanding balances under the facility are due on the expiration date. The Agreement places certain restrictions on the Company’s ability to make acquisitions. It also requires the Company to reduce the principal amount on its loan outstanding by between 50% to 100% of the net cash proceeds from the sale or issuance of equity interests.  At March 31, 2009, the Company is in compliance with its covenant agreements.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2009, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2009 that require us to make future cash payments.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$2,583	$28,997	$—	$—	$31,580
Capital Leases, including interest	72	—	—	—	72
Operating Leases	2,354	3,750	3,556	7,991	17,651
Total	$5,009	$32,747	$3,556	$7,991	$49,303

Recent Accounting Pronouncements

See Note 2 of the March 31, 2009 Interim Financial Statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not yet effective until after December 31, 2008 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for a portion of our borrowings under our credit facility. As of March 31, 2009, we had an outstanding balance of $27.7 million under our variable interest rate line of credit. In November 2007, we hedged the interest rate risk on such debt by executing an interest rate swap as discussed in Note 4 of the note to consolidated financial statements.

Item 4. Controls and Procedures.

Our management performed an assessment, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2009 and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. The forms of certification are required in accordance with Section 302 of the Sarbanes - Oxley Act of 2002.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2009, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11of the March 31, 2009 Interim Financial Statements.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of the Company’s 2008 Form 10-K for a detailed discussion of the risk factors affecting the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2009, the Company announced a repurchase program pursuant to which the Company is authorized to purchase up to the lesser of (i) $3.0 million of common stock or (ii) 2.0 million shares of common stock, in the open market from time to time over a twelve-month period, subject to certain limitations.  The Company did not repurchase any equity securities during this period, either pursuant to this repurchase plan or otherwise.

Recent Sales of Unregistered Securities

None.

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
Date: May 11, 2009