Form 10-Q
period 2009-06-30
ATS CORP
filed 2009-08-07
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No   ☒

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of August 7, 2009 was 22,740,110.

ATS CORPORATION

ATS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$7,839	$364,822
Accounts receivable, net	24,466,246	29,268,647
Other receivable - escrow	3,793,771	—
Prepaid expenses	607,618	537,974
Income taxes receivable, net	608,598	—
Other current assets	10,502	22,771
Deferred income taxes, current	988,727	1,321,890

Total current assets	30,483,301	31,516,104

Property and equipment, net	3,349,076	3,712,340
Goodwill	55,370,010	59,128,648
Intangible assets, net	7,204,080	8,304,686
Restricted cash	1,322,597	1,316,530
Other assets	332,144	387,897
Deferred income taxes	2,005,883	2,003,348

Total assets	$100,067,091	$106,369,553
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$27,343,150	$2,583,333
Capital leases – current portion	44,705	86,334
Accounts payable and accrued expenses	9,807,944	10,224,266
Accrued salaries and related taxes	3,671,643	2,999,576
Accrued vacation	2,640,774	2,220,865
Income taxes payable, net	—	600,121
Deferred revenue	2,373,403	1,745,352
Deferred rent – current portion	385,493	379,520

Total current liabilities	46,267,112	20,839,367

Long-term debt – net of current portion	810,214	34,492,558
Capital leases – net of current portion	—	745
Deferred rent – net of current portion	2,742,163	2,842,171
Other long-term liabilities (at fair value)	1,869,329	2,283,256

Total liabilities	51,688,818	60,458,097
Shareholders’ equity:
Preferred stock $0.0001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $0.0001 par value, 100,000,000 shares authorized, 31,082,865 and 30,867,304 shares issued, respectively, and 22,740,110 and 22,524,549 shares outstanding, respectively	3,108	3,087
Additional paid-in capital	131,274,763	130,767,038
Treasury stock, at cost, 8,342,755 shares held	(30,272,007)	(30,272,007)
Accumulated deficit	(51,593,445)	(53,190,822)
Accumulated other comprehensive loss (net of tax benefit of $651,778 and $887,416, respectively)	(1,034,146)	(1,395,840)

Total shareholders’ equity	48,378,273	45,911,456

Total liabilities and shareholders’ equity	$100,067,091	$106,369,553

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)

Revenue	$30,266,809	$33,788,772	$57,423,323	$68,662,297

Operating costs and expenses
Direct costs	20,451,932	22,964,775	38,647,669	45,233,416
Selling, general and administrative expenses	6,326,616	7,764,830	12,819,131	17,214,511
Depreciation and amortization	767,616	2,034,302	1,551,743	4,076,910
Total operating costs and expenses	27,546,164	32,763,907	53,018,543	66,524,837

Operating income	2,720,645	1,024,865	4,404,780	2,137,460

Other (expense) income
Interest, net	(792,604)	(944,729)	(1,566,684)	(1,749,136)
Other (loss) income	—	(4,705)	—	66,172

Income before income taxes	1,928,041	75,431	2,838,096	454,496

Income tax expense	756,253	8,579	1,240,719	112,615

Net income	$1,171,788	$66,852	$1,597,377	$341,881

Weighted average number of shares outstanding
—basic	22,660,767	20,410,516	22,601,811	19,706,731
—diluted	22,660,767	20,465,439	22,601,811	19,734,193

Net income per share
—basic	$0.05	$0.00	$0.07	$0.02
—diluted	$0.05	$0.00	$0.07	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$1,597,377	$341,881
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,551,743	4,076,910
Stock-based compensation	381,318	765,266
Deferred income taxes	208,221	(1,507,705)
Deferred rent	(94,036)	(40,990)
Gain on disposal of equipment	—	(16,638)
Provision for bad debt	276,262	92,780
Changes in assets and liabilities, net of adjustments related to other comprehensive loss:
Accounts receivable	4,491,003	(5,159,974)
Prepaid expenses and other current assets	(69,644)	(12,794)
Restricted cash	(6,067)	(21,999)
Other assets	66,803	(731,669)
Accounts payable and other accrued expenses	(426,282)	(1,037,300)
Accrued salaries and related taxes	672,066	(1,392,197)
Accrued vacation	419,908	394,542
Accrued interest	193,365	264,287
Income taxes payable and receivable	(1,321,944)	879,118
Other current liabilities	628,051	(347,088)
Other long-term liabilities	—	(45,976)

Net cash provided by (used in) operating activities	8,568,144	(3,499,546)

Cash flows from investing activities
Purchase of property and equipment	(86,654)	(57,574)
Proceeds from disposals of equipment	—	21,103
Payment on acquired businesses	—	(45,779)

Net cash used in investing activities	(86,654)	(82,250)

Cash flows from financing activities
Borrowings on line of credit	29,405,026	30,451,556
Payments on line of credit	(37,200,267)	(27,708,307)
Payments on notes payable	(1,127,286)	(1,441,667)
Payments on capital leases	(42,374)	(54,279)
Proceeds from stock issued pursuant to Employee Stock Purchase Plan	126,428	211,813
Proceeds from exchange of stock for warrants, net of expense	—	234,477

Net cash (used in) provided by financing activities	(8,838,473)	1,693,593

Net decrease in cash	(356,983)	(1,888,203)

Cash, beginning of period	364,822	1,901,977

Cash, end of period	$7,839	$13,774

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$2,352,483	$2,401,682
Income tax refunds	4,924	1,350,000
Interest paid	1,373,319	1,484,849
Interest received	46,406	34,160
Non-cash investing and financing activities and adjustment to other comprehensive loss:
Unrealized other comprehensive income (loss) on interest rate swap, net of tax	361,694	(88,664)
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

In December 2007, the FASB issued SFAS No. 141(R) — Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces FASB Statement No. 141— Business Combinations. The new statement retains the fundamental requirements that the acquisition (or purchase) method of accounting be used for all business combinations and expands the definition of a business, thus increasing the number of transactions which may qualify as business combinations. Contingent consideration will be measured at fair value at the acquisition date, with changes in fair value recognized in earnings, and transaction-related expenses and restructuring costs will be expensed as incurred. Changes in acquired tax contingencies will be recognized in earnings if outside the purchase price allocation period (generally one year or less). Adjustments to finalize purchase price allocations have been revised post-acquisition financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Also, in the event of a bargain purchase (acquisition of a business at below fair market value of net assets acquired), a gain could be recognized, or in the event of a change in control of an existing investment, a gain or loss could be recognized. SFAS No. 141(R) will be applied prospectively to business acquisitions with acquisition dates on or after January 1, 2009. There is no current impact as we have made no acquisitions since January 1, 2009.

SFAS No. 162 — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the AICPA’s Auditing section No. 411, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 did not have a material effect because we utilize the guidance within SAS 69.

The SEC issued a final rule (RIN 3235-AJ71 Interactive Data to Improve Financial Reporting) requiring companies to provide financial statement information in a form that is intended to improve its usefulness to investors. This final rule applies to public companies and foreign private issuers that prepare their financial statements in accordance with generally accepted accounting principles (GAAP) and foreign private issuers that prepare their financial statements using International Financial Reporting Standards (IFRS). Companies will provide their financial statements to the SEC and on their corporate website in interactive data format using eXtensible Business Reporting Language (XBRL). The interactive data will be provided as an exhibit to periodic and current reports and registration statements, as well as to transition reports for a change in fiscal year. We will be required to submit an interactive data file for our June 30, 2010 quarterly report on Form 10-Q.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) and APB 28-1, “Interim Financial Reporting.” FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods. FSP 107-1 also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 has not had a material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the requirements of this pronouncement. The Company has evaluated its operations through August 7, 2009, which is the date that the interim financial statements for the six-month period ended June 30, 2009 are to be issued and concluded that there have been no recognizable subsequent events. The adoption of SFAS 165 has not had a material impact on our financial position, results of operations or cash flows.

NOTE 3 — RESTRICTED CASH

The Company is required to maintain $1.2 million on deposit with a financial institution to support a bonding requirement for one of the ATSI state contracts. This amount, and accumulated interest of $122,597 and $116,530 earned thereon as of June 30, 2009 and December 31, 2008, respectively, is reflected in restricted cash in the accompanying consolidated balance sheets.

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

The Company accounts for its interest rate swap agreement as a cash flow hedge under the provisions of SFAS No. 133. The Company has determined that the swap is 90.2% effective for the variable rate debt. Accordingly, the fair value of the interest rate swap agreement of $1,869,000 and $2,283,000 is included in other long-term liabilities, as of June 30, 2009 and December 31, 2008, respectively. This valuation method, which is consistent with the second highest level of the valuation hierarchy described in SFAS No. 157, Fair Value Measurements, is based upon an extrapolation of forward rates for the remaining term of the interest rate swap. A change in fair value of $414,000 for this derivative, net of a tax benefit of $165,000, was recorded in other comprehensive loss for the six months ended June 30, 2009. Hedge ineffectiveness of $128,000 and $183,000 was recognized for the three and six-month periods ended June 30, 2009 as a portion of the notional amount exceeds expected borrowings in the Company’s variable rate debt.

NOTE 5 — STOCK PLANS AND STOCK-BASED COMPENSATION

Under the fair value recognition provisions of SFAS No. 123(R), Share Based Payment, the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. A summary of the components of the stock-based compensation expense recognized during the three and six-month periods ended June 30, 2009 and 2008 is as follows:

Compensation Related to Options and Restricted Stock	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Non-qualified stock options	$—	$—	$—	$—
Incentive stock options	45,000	48,000	82,000	90,000
Restricted stock	124,000	213,000	198,000	495,000
Stock grants to Directors in lieu of cash	114,000	180,000	114,000	180,000
Forfeitures in excess of estimate	(7,000)	—	(13,000)	—
Total stock-based compensation expense	$276,000	$441,000	$381,000	$765,000

Stock Options - The Company estimates the fair value of options as of the date of grant using the Black-Scholes option pricing model. A total of 202,000 and 312,000 options were granted during the three and six-month periods ended June 30, 2009, respectively. A total of 178,500 options were granted during the three and six-month periods ended June 30, 2008.  The fair value of options granted during the six-month period ended June 30, 2009 have been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Options Granted January 2, 2009	Options Granted April 30, 2009	Options Granted May 5, 2009
Expected dividend yield	—%	—%	—%
Expected volatility	55.3%	71.6%	71.6%
Risk free interest rate	2.9%	0.5%	0.5%
Expected life of options	6.3 years	6.3 years	6.3 years
Forfeiture rate	4.25%	4.25%	4.25%

The average fair value per option granted during the six months ended June 30, 2009 was $0.89. As of June 30, 2009, there was $634,071 of unrecognized compensation expense related to unvested options. This cost is expected to be recognized over a weighted-average period of 3.2 years. The table below provides stock option information for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-the- Money Options

Options outstanding at January 1, 2009	394,500	$3.16	9.0	$—	(1)
Options granted	312,000	1.46	9.7	195,080	(2)
Options expired	—	—	—	—
Options forfeited	(26,000)	2.44	8.7	—
Options outstanding at June 30, 2009	680,500	$2.41	9.0	$195,080	(2)
Options exercisable at June 30, 2009	110,875	$3.47	8.3	$—	(2)

(1) Intrinsic value represents the excess of the closing stock price on the last trading day of the preceding period, which was $1.40 as of December 31, 2008, over the exercise price, multiplied by the number of options.
(2) Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $2.09 as of June 30, 2009, over the exercise price, multiplied by the number of options.

The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
Exercise	Number	Life in	Exercise	Number	Exercise
Prices	Outstanding	Years	Price	Exercisable	Price
$1.40	110,000	9.5	$1.40	—	$—
1.50	202,000	9.8	1.50	—	—
2.15	149,000	8.9	2.15	37,250	2.15
3.40	80,000	8.5	3.40	20,000	3.40
3.50	30,000	8.4	3.50	7,500	3.50
3.67	30,000	8.3	3.67	7,500	3.67
3.75	4,500	8.0	3.75	1,125	3.75
4.32	15,000	7.7	4.32	7,500	4.32
4.88	60,000	7.7	4.88	30,000	4.88
	680,500	9.0	$2.41	110,875	$2.65

Restricted Shares – Pursuant to the 2006 Omnibus Incentive Compensation Plan, during the six-month period ended June 30, 2009, the Company granted 142,000 restricted shares valued at $199,000. Such shares vest ratably over a five-year period. The table below provides additional restricted share information for the six months ended June 30, 2009:

	Six months Ended June 30, 2009
	No. of Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2009	407,865	$3.38
Granted	263,142	1.49
Vested	(42,145)	3.31
Forfeited	(24,260)	3.17
Unvested at June 30, 2009	604,602	$2.57

NOTE 6 — EMPLOYEE STOCK PURCHASE PLAN

The Company adopted the 2007 Employee Stock Purchase Plan (the “Plan”) in July 2007. The Plan was subsequently approved by Company stockholders in May 2008. The Plan provides employees and management with an opportunity to acquire or increase their ownership interest in the Company through the purchase of shares of the Company’s common stock at periodic intervals, namely four month offering periods during which payroll deductions are made and shares are subsequently purchased at a discount. The Company initially reserved an aggregate of 150,000 shares of Common Stock exclusively for issuance under the Plan. Additionally, the Company may automatically increase the shares registered under this Plan on an annual basis pursuant to the Plan’s “evergreen” provision. This provision allows the Company to annually increase its registered Plan shares by the lesser of the following: (i) 100,000 shares, (ii) 1% of the Company’s outstanding shares on January 1 of such year, or (iii) a lesser amount as determined by the Board. Accordingly, in the first quarter of 2009, the Company registered an additional 100,000 shares under the Plan.

The Plan is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, is considered non-compensatory under SFAS No. 123R Share Based Payment. Accordingly, there is no stock-based compensation expense associated with shares acquired under the Plan for the three and six-month periods ended June 30, 2009. During the six-month period ended June 30, 2009, participants have purchased 99,943 shares under the Plan at a weighted average price per share of $1.26. During the three months ended June 30, 2009, 49,971 shares were purchased at a price per share of $1.33.

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

The weighted average shares outstanding for the three months ended June 30, 2009 and 2008 excludes unvested restricted shares and excludes an aggregate of approximately 4,205,066 and 3,507,752 warrants and stock options to purchase shares, respectively, because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive.  The weighted average shares outstanding for the six months ended June 30, 2009 and 2008 excludes unvested restricted shares and excludes an aggregate of approximately 4,212,587 and 3,535,213 warrants and stock options to purchase shares, respectively, because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive.

NOTE 8 — SEGMENT ACCOUNTING

The Company reviewed its services by unit to determine if any unit of the business is subject to management appraisal that are different than those of other units in the Company. Based on this review, the Company has determined that all units of the Company are providing comparable services to its clients, and the Company has only one reportable segment.

NOTE 9 — WARRANTS

On June 30, 2009, the Company had 2,980,175 outstanding warrants that will expire on October 19, 2009, unless earlier exercised.

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

The Company evaluates goodwill for impairment annually in the third fiscal quarter or more frequently depending on specific events or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in general market conditions may indicate potential impairment of recorded goodwill. Management has concluded that there were no triggering events that would indicate an impairment during the quarter ended June 30, 2009. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

As of June 30, 2009 and December 31, 2008, goodwill was $55.4 million and $59.1 million, respectively. As of June 30, 2009 and December 31, 2008, our net basis in intangible assets was $7.2 million and $8.3 million, respectively. The decrease in the goodwill is the result of the award of $3.8 million to ATSI relating to claims against the former owners for a net working capital deficit from what was required to be delivered by the sellers and amounts related to accounting method tax escrows.

NOTE 11 — LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. Other than the matters discussed below, we currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

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

We have answered the complaint denying Maximus’ claims and have asserted counterclaims. In January of 2009, the case was consolidated for discovery purposes with an action brought by the State of Connecticut against Maximus relating to the prime contract. Discovery has commenced, although at a hearing conducted on March 9, 2009, further depositions were delayed until September 4, 2009 in order to give the State of Connecticut sufficient time to review documents received from Maximus. Trial, which had been scheduled for July 2010, is now scheduled to commence in April 2011. Based on the claims asserted in the lawsuit, we have made an indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI.

Following the indemnification demand, the former principal owners of ATSI brought an arbitration against us with the American Arbitration Association claiming that the former owners do not owe us any indemnification obligations for the Maximus lawsuit or the Maximus subcontract. At our request, the arbitration was stayed pending the outcome of the Maximus lawsuit described above.

We had also asserted other claims against the former principal owners of ATSI based on the stock purchase agreement governing the transaction, and the former ATSI owners asserted certain counterclaims against us. A final award was issued by the arbitrator on June 26, 2009, under which the Company was to receive $3.8 million. This award is recorded as “Other receivable – escrow” on the June 30, 2009 balance sheet. The Company received these funds on July 1, 2009.

NOTE 12 — EMPLOYMENT AGREEMENTS

On May 5, 2009, the Company and Dr. Edward H. Bersoff, the Company’s Chairman, President and Chief Executive Officer, amended Dr. Bersoff’s employment agreement, extending his employment term as Chief Executive Officer through December 31, 2011. The Company originally entered into an employment agreement with Dr. Bersoff on March 19, 2007, who had been serving in that capacity since January 16, 2007.

NOTE 13 — LONG TERM DEBT

Long term debt consisted of the following:

	June 30, 2009	December 31, 2008
Bank Financing	$24,759,817	$32,555,058
Notes payable	3,393,547	4,520,833
Total debt	$28,153,364	$37,075,891
Less current portion	(27,343,150)	(2,583,333)
Long-term debt	$810,214	$34,492,558

At June 30, 2009, the aggregate maturities of long-term debt were as follows:

Twelve-months Ending June 30,
2010	$27,343,150
2011	810,214
Total long-term debt	$28,153,364

Bank Financing

The Company has a credit facility with Bank of America, N.A. (the “Facility”) which provides for borrowing up to $50 million. The Facility is a three-year, secured facility that permits continuously renewable borrowings of up to $50.0 million, with an expiration date of June 4, 2010. The Company pays a fee in the amount of ..20% to .375% on the unused portion of the Facility, based on its consolidated leverage ratio, as defined in the credit agreement documentation. Any outstanding balances under the Facility are due in full June 4, 2010.

Borrowings under the Facility bear interest at rates based on 30 day LIBOR plus applicable margins based on the leverage ratio as determined quarterly. As of June 30, 2009, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Facility was 3.82%.

The Company entered into a forward interest rate swap agreement in November 2007 under which it exchanged floating-rate interest payments for fixed-rate interest payments. The agreement has a notional amount of $35.0 million and provides for swap payments through December 1, 2010 with such swaps being settled on a monthly basis. The fixed interest rate provided by the swap agreement is 4.47%.

As of June 30, 2009, the Company’s aggregate outstanding debt balance was $24.8 million. As discussed in Note 4, the Company accounts for the interest rate swap agreement as a cash flow hedge with the change in the fair value of the effective portion of the swap being recorded in other comprehensive income (loss) and any ineffectiveness is recorded to earnings.  It continues to be probable that the Company will be exposed to rate variance associated with future LIBOR based or fixed rate debt which has embedded LIBOR based risk and the Company maintains its hedge with a counterparty that has the financial strength to honor the hedge obligation, Bank of America.

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

ATSC (www.atsc.com) is an information technology services firm serving both government and commercial organizations, specializing in software and systems development, systems integration, information technology infrastructure and outsourcing, information sharing and consulting services.

Our diverse customer base consists primarily of U.S. government agencies. For the six months ended June 30, 2009, we generated approximately 48% of our revenue from federal civilian agencies, 34% from defense and homeland security agencies, and 18% from commercial customers, including government-sponsored enterprises. Our largest clients in the six months ended June 30, 2009 were the U.S. Department of Housing and Urban Development (“HUD”), the Undersecretary of Defense, Fannie Mae, and the Pension Benefit Guarantee Corporation, representing approximately 19%, 9%, 8% and 7%, respectively, of total revenue.

We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts and fixed-price contracts. During the six months ended June 30, 2009, revenue from time and materials and fixed-price contracts were approximately 70% and 30% respectively, of total revenue. We typically issue monthly invoices to our clients for services rendered. We recognize revenue on time and materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred. We recognize revenue on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated cost. However, if the contract is primarily for services, we recognize revenue on a straight-line basis over the term of the contract.

On occasion, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple-element arrangements incorporate the design, development, or modification of systems and an ongoing obligation to manage, staff, maintain, host, or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting, and the total fee arrangement is allocated to each unit based on its relative fair value. In accordance with our revenue recognition policy, revenue is recognized separately for each element. If evidence of the fair value of each element does not exist, all revenue must be deferred until such evidence exists, or all elements have been delivered, or evidence of fair value exists for the undelivered elements.

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

In the six months ended June 30, 2009, we derived approximately 78% of our revenue from contracts for which we were the prime contractor and 22% of our revenue as subcontractors to other prime contractors, who contract directly with the end-client and subcontract with us.

Our most significant expense is direct cost, which consists primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of June 30, 2009, we had 525 personnel who worked on our contracts.

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

The Company evaluates goodwill for impairment annually in the third fiscal quarter or more frequently depending on specific events or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in general market conditions may indicate potential impairment of recorded goodwill. Management has concluded there were no triggering events that would indicate an impairment during the quarter ended June 30, 2009. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

As of June 30, 2009 and December 31, 2008, goodwill was $55.4 million and 59.1 million, respectively. As of June 30, 2009 and December 31, 2008, our net basis in intangible assets was $7.2 million and $8.3 million, respectively. The change in the goodwill is the result of the award of $3.8 million to ATSI relating to claims against the former owners for a net working capital deficit from what was required to be delivered by the sellers and amounts related to accounting method tax escrows.

Contract Backlog

We define backlog as the future revenue we expect to receive from our existing contracts and other current engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised. We do not include any estimate of revenue relating to potential future delivery orders that may be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms, an order under which potential future delivery orders or task orders may be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process. Our backlog as of June 30, 2009, was approximately $156.1 million, of which $49.5 million was funded.

Recent Events

The Company has evaluated its operations through August 7, 2009, which is the date that the interim financial statements for the six-month period ended June 30, 2009 are to be issued and concluded that there have been no recognizable subsequent events.

Results of Operations (unaudited)

Results of operations for the three and six-month periods ended June 30, 2009 compared with the three and six-month periods ended June 30, 2008 are presented below.

The following table sets forth certain financial data as dollars and as a percentage of revenue.

	For the Three	%	For the Three	%	For the Six	%	For the Six	%
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,
	2009		2008		2009		2008

Revenue	$30,266,809		$33,788,772		$57,423,323		$68,662,297

Operating costs and expenses
Direct costs	20,451,932	67.6%	22,964,775	68.0%	38,647,669	67.3%	45,233,416	65.9%
Selling, general and administrative expenses	6,326,616	20.9%	7,764,830	23.0%	12,819,131	22.3%	17,214,511	25.1%
Depreciation and amortization	767,616	2.5%	2,034,302	6.0%	1,551,743	2.7%	4,076,910	5.9%

Total operating costs and expenses	27,546,164	91.0%	32,763,907	97.0%	53,018,543	92.3%	66,524,837	96.9%

Operating income	2,720,645	9.0%	1,024,865	3.0%	4,404,780	7.7%	2,137,460	3.1%

Other (expense) income
Interest (expense) income, net	(792,604)	(2.6)%	(944,729)	(2.8)%	(1,566,684)	(2.7)%	(1,749,136)	(2.5)%
Other (expense) income	—	0.0%	(4,705)	(0.0)%	—	0.0%	66,172	0.1%

Income (loss) before income taxes	1,928,041	6.4%	75,431	0.2%	2,838,096	4.9%	454,496	0.7%

Income tax expense (benefit)	756,253	2.5%	8,579	0.0%	1,240,719	2.2%	112,615	0.2%

Net Income (loss)	$1,171,788	3.9%	$66,852	0.2%	$1,597,377	2.8%	$341,881	0.4%

Weighted average number of shares outstanding
—basic	22,660,767		20,410,516		22,601,811		19,706,731
—diluted	22,660,767		20,465,439		22,601,811		19,734,193

Net income (loss) per share
—basic	$0.05		$0.00		$0.07		$0.02
—diluted	$0.05		$0.00		$0.07		$0.02

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008.

Revenue - Revenue decreased by $3.5 million, or 10.4%, to $30.3 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Revenue from commercial contracts decreased by $1.2 million, or 16.8%, to $6.0 million. This decline resulted from the down-turn in the business climate that began in the fourth quarter of 2008 and continued into 2009.  Although Fannie Mae showed significant decreases from the second quarter 2008, these are expected to be temporary reductions. Revenue from civilian and defense customers decreased $2.6 million to $24.7 million, or 9.7% of this amount. The most significant reduction was with the US Coast Guard, which decreased revenue by $2.2 million as a result of a large contract being converted to a small-business set-aside.

Direct costs - Direct costs were 67.6% and 68.0% of revenue for the three-month periods ended June 30, 2009 and 2008 respectively, a decrease of 0.4%. Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and material and other direct costs (“ODCs”). Material and ODCs are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $9.8 million and $11.0 million for the three-month periods ended June 30, 2009 and 2008, respectively, which corresponds to the reduction in revenue. Overall margins for the second quarter 2009 remained at 32.4%.

Selling, general and administrative (“SG&A”) expenses – The components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses. As a percentage of revenue, SG&A expenses were 20.9% and 23.0% for the three-month periods ended June 30, 2009 and 2008, respectively. Reduced spending in the second quarter of 2009 is attributable to cost reduction efforts that began in the second half of 2008 and continue into this calendar year.  As a result of these efforts, SG&A expenses decreased $1.4 million to $6.3 million, or 18.5%.  Reduction in the second quarter 2009 for building rent and utilities expense associated with the relocation of the Company’s headquarters was the primary factor impacting this decrease.

Depreciation and amortization - Depreciation and amortization expense decreased $1.4 million to $0.8 million or 2.5% of revenue for the three months ended June 30, 2009 compared to 6.0% for the three-month period ended June 30, 2008. This decrease is primarily related to a reduction of amortization resulting from the intangible asset impairment valuation taken during September 2008.

Interest, net - The net interest expense decreased to $0.8 million for the three-month period ended June 30, 2009, compared to $0.9 million the three-month period ended June 30, 2008, primarily due to significant decreases to our long-term debt balance made possible by our positive operating cash flows. However, our interest expense decreased to a lesser degree due to the higher interest rates on the LIBOR monthly floating rate plus applicable rates based on our consolidated leverage ratio and also $0.1 million charged to earnings for swap ineffectiveness.

Income taxes - The Company reported an income tax expense of $0.8 million and $8.6 thousand for the three-month periods ended June 30, 2009 and 2008, respectively. The effective tax rates were 39.2% and 11.4% for the three-month periods ended June 30, 2009 and 2008, respectively. The effective rate for the three-month period ended June 30, 2008 was affected by non-recurring variances in book-tax differences relative to pre-tax book income which decreased the effective rate and which were not present during the three-month period ended June 30, 2009.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008.

Revenue - Revenue decreased by $11.2 million, or 16.4%, to $57.4 million for the six months ended June 30, 2009. Revenue from commercial contracts decreased by $5.1 million to $10.5 million, or 33.7%. This decline resulted from the down-turn in the business climate that began in the fourth quarter of 2008 and continued into the second quarter of 2009.  Fannie Mae showed significant decreases in the six months of 2009, although these are expected to be temporary reductions. Revenue from civilian and defense customers decreased $6.1 million to $46.9 million, or 11.5%. Of this amount, the most significant reduction was with the US Coast Guard, which decreased revenue by $4.1 million as a result of a large contract being converted to a small-business set-aside.

Direct costs - Direct costs were 67.3% and 65.9% of revenue for the six-month periods ended June 30, 2009 and 2008 respectively, an increase of 1.8%. Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and material and other direct costs (“ODCs”). Material and ODCs are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $19.2 million and $22.7 million for the six-month periods ended June 30, 2009 and 2008, respectively. Overall margins for the first two quarters of 2009 decreased 1.4% to 32.7%. This is primarily caused by a loss provision during the six-month period ended June 30, 2009 on a fixed price contract and reduced margins on our commercial contracts.

“SG&A” expenses – The components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses. As a percentage of revenue, SG&A expenses were 22.3% and 25.1% for the six-month periods ended June 30, 2009 and 2008, respectively. Reduced spending in the first half of 2009 is attributable to cost reduction efforts that began in the second half of 2008 and continue into this calendar year.  As a result of these efforts, SG&A expenses decreased $4.4 million to $12.8 million, or 25.5%.  The following major cost categories show the following reductions in the first half of 2009 as compared with first half of 2008: salaries and related fringe benefits of $2.7 million and building rent and utilities’ expenses of $1.3 million due to the relocation of the Company’s headquarters.

Depreciation and amortization - Depreciation and amortization expense decreased $2.5 million to $1.6 million or 2.7% of revenue for the six months ended June 30, 2009 compared to 5.9% for the six-month period ended June 30, 2008. This decrease is primarily related to a reduction of amortization resulting from the intangible asset impairment valuation taken during September 2008.

Interest, net - The net interest expense decreased to $1.6 million for the six-month period ended June 30, 2009 compared to $1.7 million for the six-month period ended June 30, 2008, primarily due to significant decreases to our long-term debt balance made possible by our positive operating cash flows. Average bank debt for the six months ended June 30, 2009 was $27.8 million, a decrease of 34% or $14.4 million from an average balance of $42.2 million for the six months ended June 30, 2008. However, our interest expense decreased to a lesser degree due to the higher interest rates on the LIBOR monthly floating rate plus applicable rate based on our consolidated leverage ratio and also $0.2 million charged to earnings for swap ineffectiveness.

Income taxes - The Company reported an income tax expense of $1.2 million and $0.1 million for the six-month periods ended June 30, 2009 and 2008, respectively. The effective tax rates were 43.7% and 24.8% for the six-month periods ended June 30, 2009 and 2008, respectively. The effective rate for the six-month period ended June 30, 2008 was affected by non-recurring variances in book-tax differences relative to pre-tax book income which decreased the effective rate and which were not present during the six-month period ended June 30, 2009.

Financial Condition, Liquidity and Capital Resources

Financial Condition. Total assets decreased to $100.0 million as of June 30, 2009 from $106.4 million as of December 31, 2008. This decrease was primarily driven by a $1.0 million decrease in our accounts receivable related to increased collection efforts and the resulting decrease in days sales outstanding, as well as a decrease in overall revenues for the quarter. Additionally, goodwill and net intangible assets decreased by $4.9 million.

Our total liabilities decreased $8.8 million to $51.7 million as of June 30, 2009 from $60.5 million as of December 31, 2008. The decrease in total liabilities was primarily attributable to the decrease in notes payable and the revolving credit facility of $8.9 million due to favorable cash collections.

Liquidity and Capital Resources.  Our primary liquidity needs are to fund the debt, finance the costs of operations, acquire capital assets and to make selective strategic acquisitions. We expect to meet our short-term requirements through funds generated from operations and from our $50 million line of credit facility. As of June 30, 2009, we had an outstanding balance of $24.8 million on our credit facility. As noted above, the Company has elected to curtail this outstanding debt given our positive cash flows from operations. The credit facility is considered adequate to meet the operations liquidity and capital requirements. As of June 30, 2009, the Company could borrow an additional $2.2 million while remaining within our loan covenant agreements.

Net cash generated by operating activities was $8.6 million for the six months ended June 30, 2009, compared to cash used in operating activities of $3.5 million for the same period in 2008. Cash generated by operating activities was primarily driven by ongoing operations, specifically collecting receivables, which were utilized to pay down the balance on our line of credit facility as discussed above, as well as income taxes payable and accrued expenses. Depreciation and amortization were also lower due to the effect of the asset impairment recorded in September of 2008.

Net cash used in investing activities remained less than $0.1 million for the six months ended June 30, 2009, just as it did for the same period in 2008.

Net cash used in financing activities was $8.8 million for the six months ended June 30, 2009, compared to cash provided by financing activities of $1.7 million in the same period in 2008. The cash was primarily used to pay down the credit facility and the notes payable from acquisitions in 2007.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ATSC has a credit facility which is a three-year, secured facility that permits continuously renewable borrowings of up to $50.0 million, with an expiration date of June 4, 2010 (the “Agreement”). The interest rate is based on LIBOR plus the applicable rate ranging from 200 to 350 basis points depending on the Company’s consolidated leverage ratio. The Company pays a fee in the amount of ..20% to .375% on the unused portion of the facility, based on its consolidated leverage ratio, as defined in the Agreement. Any outstanding balances under the facility are due on the expiration date. The Agreement places certain restrictions on the Company’s ability to make acquisitions. It also requires the Company to reduce the principal amount on its loan outstanding by between 50% to 100% of the net cash proceeds from the sale or issuance of equity interests.  At June 30, 2009, the Company was in compliance with its covenant agreements. The Company is exploring its renewal alternatives with regard to the credit facility.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2009, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2009 that require us to make future cash payments.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$27,343	$810	$—	$—	$28,153
Capital Leases, including interest	45	—	—	—	45
Operating Leases	2,240	3,660	3,578	7,528	17,006
Total	$29,628	$4,470	$3,578	$7,528	$45,204

Recent Accounting Pronouncements

See Note 2 of the June 30, 2009 Interim Financial Statements.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not yet effective until after June 30, 2009 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for a portion of our borrowings under our credit facility. As of June 30, 2009, we had an outstanding balance of $24.8 million under our variable interest rate line of credit. In November 2007, we hedged the interest rate risk on such debt by executing an interest rate swap as discussed in Note 4 of the notes to consolidated financial statements.

Item 4. Controls and Procedures.

Our management performed an assessment, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009 and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. The forms of certification are required in accordance with Section 302 of the Sarbanes - Oxley Act of 2002.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2009, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 of the June 30, 2009 Interim Financial Statements included herein.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of the Company’s 2008 Form 10-K for a detailed discussion of the risk factors affecting the Company.

Item 2. Recent Sales of Unregistered Securities.

There have been no changes to the “Recent Sales of Unregistered Securities” disclosed in Part II, Item 2 of our Form 10-Q for the quarter ended March 31, 2009, other than a total of 73,474 shares of unregistered stock valued at approximately $114,000 issued to four directors of the Company on May 7, 2009 and June 1, 2009.  The issuances of these shares are exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by Issuer

The Company has not repurchased any of its securities in the quarter ended June 30, 2009.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders was held on May 5, 2009.  The following matters were presented to the shareholders and the results of the votes were as follows:

To elect Edward H. Bersoff as a Class One Director for a three-year term.
Votes for	20,365,138
Votes withheld	4,375

To elect Ginger Lew[1] as a Class One Director for a three-year term.
Votes for	20,369,513
Votes withheld	—

To elect Jack Tomarchio as a Class One Director for a three-year term.
Votes for	20,369,513
Votes withheld	—

To approve an amendment to the ATS Corporation 2006 Omnibus Incentive Compensation Plan (“the Omnibus Plan”) to increase the number of shares authorized for issuance under the Omnibus Plan from 1,500,000 to 2,000,000.

Votes for	13,580,852
Votes against	4,059
Abstentions	—
Not Voted	6,784,602

To ratify the appointment of Grant Thornton, LLP as the Company’s independent registered public accounting firm for the fiscal year 2009.
Votes for	20,369,513
Votes against	—
Abstentions	—

Note 1: Effective May 31, 2009, Ms. Lew resigned from the Company’s Board of Directors due to her assuming a position in the Obama Administration. She has been replaced by Mr. Kevin Flannery.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement by and Between Edward H. Bersoff and ATS Corporation

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATS Corporation

	By:	/s/ Edward H. Bersoff
Chairman of the Board, President and
Chief Executive Officer

	By:	/s/ Pamela A. Little
Executive Vice President and Chief Financial Officer
Date: August 7, 2009