Form 10-Q
period 2009-09-30
ATS CORP
filed 2009-11-09
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

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
Yes   ☐    No   ☒

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of November 9, 2009 was 22,770,421.

ATS CORPORATION

ATS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$398,866	$364,822
Accounts receivable, net	23,062,128	29,268,647
Prepaid expenses	717,246	537,974
Other current assets	4,775	22,771
Deferred income taxes, current	1,009,985	1,321,890

Total current assets	25,193,000	31,516,104

Property and equipment, net	3,174,644	3,712,340
Goodwill	55,370,011	59,128,648
Intangible assets, net	6,653,777	8,304,686
Restricted cash	1,323,930	1,316,530
Other assets	190,357	387,897
Deferred income taxes	2,026,296	2,003,348

Total assets	$93,932,015	$106,369,553
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,205,176	$2,583,333
Capital leases – current portion	22,927	86,334
Accounts payable and accrued expenses	7,833,839	10,224,266
Accrued salaries and related taxes	4,150,549	2,999,576
Accrued vacation	2,646,060	2,220,865
Income taxes payable, net	775,373	600,121
Deferred revenue	1,509,019	1,745,352
Deferred rent – current portion	320,498	379,520

Total current liabilities	38,463,441	20,839,367

Long-term debt – net of current portion	458,333	34,492,558
Capital leases – net of current portion	—	745
Deferred rent – net of current portion	2,700,109	2,842,171
Other long-term liabilities (at fair value)	1,695,569	2,283,256

Total liabilities	43,317,452	60,458,097

Shareholders’ equity:
Preferred stock $0.0001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $0.0001 par value, 100,000,000 shares authorized, 31,082,865 and 30,867,304 shares issued, respectively, and 22,746,232 and 22,524,549 shares outstanding, respectively	3,109	3,087
Additional paid-in capital	131,412,907	130,767,038
Treasury stock, at cost, 8,344,633 and 8,342,755 shares held, respectively	(30,276,223)	(30,272,007)
Accumulated deficit	(49,601,646)	(53,190,822)
Accumulated other comprehensive loss (net of tax benefit of $650,251 and $887,416, respectively)	(923,584)	(1,395,840)

Total shareholders’ equity	50,614,563	45,911,456

Total liabilities and shareholders’ equity	$93,932,015	$106,369,553

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)

Revenue	$32,074,434	$32,032,605	$89,497,757	$100,694,902

Operating costs and expenses
Direct costs	21,342,643	22,551,682	59,990,312	67,785,098
Selling, general and administrative expenses	6,089,196	7,007,507	18,908,327	24,222,018
Depreciation and amortization	772,275	1,505,705	2,324,018	5,582,615
Impairment charge	—	56,772,541	—	56,772,541
Total operating costs and expenses	28,204,114	87,837,435	81,222,657	154,362,272

Operating income (loss)	3,870,320	(55,804,830)	8,275,100	(53,667,370)

Other (expense) income
Interest, net	(597,742)	(896,913)	(2,164,426)	(2,646,049)
Other income (loss)	60,037	(13,458)	60,037	52,714

Income (loss) before income taxes	3,332,615	(56,715,201)	6,170,711	(56,260,705)

Income tax expense (benefit)	1,340,816	(5,759,836)	2,581,535	(5,647,221)

Net income (loss)	$1,991,799	$(50,955,365)	$3,589,176	$(50,613,484)

Weighted average number of shares outstanding
—basic	22,741,726	22,381,860	22,648,962	20,825,206
—diluted	22,846,549	22,381,860	22,697,864	20,825,206

Net income (loss) per share
—basic	$0.09	$(2.28)	$0.16	$(2.43)
—diluted	$0.09	$(2.28)	$0.16	$(2.43)

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$3,589,176	$(50,613,484)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,324,018	5,582,615
Impairment charge	—	56,772,541
Stock-based compensation	519,462	618,634
Deferred income taxes	(87,772)	(8,029,350)
Deferred rent	(201,085)	(23,574)
Gain on disposal of equipment	—	(2,373)
Provision for bad debt	432,703	23,781

Changes in assets and liabilities, net of adjustments related to other comprehensive loss:
Accounts receivable	5,773,814	(78,539)
Prepaid expenses and other current assets	(179,273)	160,306
Restricted cash	(7,400)	(30,192)
Other assets	215,537	(1,014,469)
Accounts payable and other accrued expenses	(2,550,401)	639,364
Accrued salaries and related taxes	1,150,973	(596,350)
Accrued vacation	425,195	144,523
Accrued interest	358,433	240,391
Income taxes payable and receivable	238,095	1,738,485
Other current liabilities	(236,333)	(200,866)
Other long-term liabilities	—	(45,976)

Net cash provided by operating activities	11,765,142	5,285,467

Cash flows from investing activities
Purchase of property and equipment	(135,414)	(151,280)
Proceeds from disposals of equipment	—	21,352
Proceeds from release of escrows	3,758,637	—
Acquisitions of businesses – net of cash acquired	—	155,891

Net cash provided by investing activities	3,623,223	25,963

Cash flows from financing activities
Borrowings on line of credit	45,760,848	47,868,284
Payments on line of credit	(59,947,409)	(53,128,697)
Issuance of notes payable	139,176	—
Payments on notes payable	(1,364,996)	(2,174,357)
Payments on capital leases	(64,152)	(74,516)
Proceeds from stock issued pursuant to Employee Stock Purchase Plan	126,428	211,813
Payments to repurchase stock	(4,216)	—
Proceeds from exchange of stock for warrants, net of expense	—	234,135

Net cash used by financing activities	(15,354,321)	(7,063,338)

Net increase (decrease) in cash	34,044	(1,751,908)

Cash, beginning of period	364,822	1,901,977

Cash, end of period	$398,866	$150,069

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$2,436,380	$2,340,704
Income tax refunds	12,148	1,917,399
Interest paid	1,861,649	2,463,804
Interest received	48,256	28,227
Non-cash investing and financing activities and adjustment to other comprehensive loss:
Unrealized other comprehensive income (loss) on interest rate swap, net of tax	350,522	201,274

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

Accounting Estimates - The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Financial Statements Reclassifications - Certain amounts on the prior period financial statements and related notes have been reclassified to conform to the current presentation.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

Adoption of Codification:  United States accounting and reporting standards have been restructured. On July 1, 2009, effective for interim and annual periods ending after September 15, 2009, the new FASB Accounting Standards Codification became effective, superseding existing FASB, AICPA, EITF, and related literature. The Codification does not change GAAP, it organizes GAAP into a new research system. References to previous pronouncements have been updated to reflect the new codification.

ASC 820 Fair Value Measurements and Disclosures (Formerly SFAS No.157):  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of ASC 820 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under ASC 815 Derivatives and Hedging, for which the provisions of ASC 820 should be applied retrospectively. The disclosure requirements of ASC 820, which took effect on January 1, 2008, are presented in Note 4. On January 1, 2009, the Company implemented the previously-deferred provisions of ASC 820 for nonfinancial assets and liabilities recorded at fair value as required. The implementation did not have a material effect on the Company’s consolidated financial position or results of operations.

ASC 805-20-25 Business Combinations (Formerly SFAS No. 141(R):  ASC 805-20-05 requires that the acquisition (or purchase) method of accounting be used for all business combinations and expands the definition of a business, thus increasing the number of transactions which may qualify as business combinations. Contingent consideration will be measured at fair value at the acquisition date, with changes in fair value recognized in earnings, and transaction-related expenses and restructuring costs will be expensed as incurred. Changes in acquired tax contingencies will be recognized in earnings if outside the purchase price allocation period (generally one year or less). Adjustments to finalize purchase price allocations have been revised in the post-acquisition financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Also, in the event of a bargain purchase (acquisition of a business at below fair market value of net assets acquired), a gain could be recognized, or in the event of a change in control of an existing investment, a gain or loss could be recognized. ASC 805 will be applied prospectively to business acquisitions with acquisition dates on or after January 1, 2009. There is no current impact as we have made no acquisitions since January 1, 2009.

RIN 3235-AJ71 Interactive Data to Improve Financial Reporting: The SEC issued a final rule requiring companies to provide financial statement information in a form that is intended to improve its usefulness to investors. This final rule applies to public companies and foreign private issuers that prepare their financial statements in accordance with generally accepted accounting principles (GAAP) and foreign private issuers that prepare their financial statements using International Financial Reporting Standards (IFRS). Companies will provide their financial statements to the SEC and on their corporate website in interactive data format using eXtensible Business Reporting Language (XBRL). The interactive data will be provided as an exhibit to periodic and current reports and registration statements, as well as to transition reports for a change in fiscal year. We will be required to submit an interactive data file for our September 30, 2010 quarterly report on Form 10-Q.

ASC 825-10-65 (Formerly FASB Staff Position No. FAS 107-1 and APB 28-1):  ASC 825-10-65 expands the fair value disclosures required for all financial instruments within the scope of ASC 825 to interim periods. ASC 825-10-65 also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 825-10-65 has not had a material impact on our financial position, results of operations or cash flows.

ASC 855-10-05 Subsequent Events (Formerly SFAS No. 165):  ASC 855-10-05 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10-05 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the requirements of this pronouncement. Management has evaluated events occurring from September 30, 2009 through November 9, 2009 to ensure that the impact of such events has been recorded or disclosed in the interim financial statements and accompanying notes thereto.

ASU 2009-13 & ASU 2009-14: In September, 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance. ASU 2009-13 amends ASC 605, Revenue Recognition, 25, “Multiple-Element Arrangements” (formerly EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”), as follows: modifies criteria used to separate elements in a multiple-element arrangement, introduces the concept of “best estimate of selling price” for determining the selling price of a deliverable, establishes a hierarchy of evidence for determining the selling price of a deliverable, requires use of the relative selling price method and prohibits use of the residual method to allocate arrangement consideration among units of accounting, and expands the disclosure requirements for all multiple-element arrangements within the scope of ASC 605-25.

ASU 2009-14 amends the scope of ASC 985, Software, 605, “Revenue Recognition” (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU 2009-13.

The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC 250, Accounting Changes and Error Corrections. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. Management is reviewing ASU 2009-13 and ASU 2009-14 for applicability to the Company’s revenue recognition policies.

NOTE 3 — RESTRICTED CASH

The Company is required to maintain $1.2 million on deposit with a financial institution to support a bonding requirement for one of the ATSI state contracts. This amount, and accumulated interest of $123,930 and $116,530 earned thereon as of September 30, 2009 and December 31, 2008, respectively, is reflected in restricted cash in the accompanying consolidated balance sheets.

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

In order to manage interest rate fluctuation exposure on bank debt, the Company entered into an interest rate swap agreement with Bank of America on November 9, 2007 providing the Company an ability to eliminate the variability of interest expense based on a $35 million notional amount. The purpose of the derivative instrument is to hedge cash flows and not for trading purposes. The Company records cash payments and receipts related to its interest rate swap as adjustments to interest expense and as a component of operating cash flow.

The Company accounts for its interest rate swap agreement as a cash flow hedge under the provisions of ASC 815 Derivatives and Hedging. The Company has determined that the swap is 89.4% effective for the variable rate debt. Accordingly, the fair value of the interest rate swap agreement of $1,696,000 and $2,283,000 is included in other long-term liabilities, as of September 30, 2009 and December 31, 2008, respectively. The valuation method, which is consistent with the second highest level of the valuation hierarchy described in ASC 820 Fair Value Measurements and Disclosures, is based upon an extrapolation of forward rates for the remaining term of the interest rate swap. A change in fair value of $173,000 for this derivative, net of a tax benefit of $72,000, was recorded in other comprehensive loss for the three months ended September 30, 2009. A change in fair value of $587,000 for this derivative, net of a tax benefit of $237,000, was recorded in other comprehensive loss for the nine months ended September 30, 2009. Hedge ineffectiveness of $15,000 and $198,000 was recognized for the three and nine-month periods ended September 30, 2009 as a portion of the notional amount exceeds expected borrowings on the Company’s variable rate debt.

NOTE 5 — STOCK PLANS AND STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. A summary of the components of the stock-based compensation expense recognized during the three and nine-month periods ended September 30, 2009 and 2008 is as follows:

Compensation Related to Options and Restricted Stock	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Incentive stock options	$37,000	$33,000	$119,000	$124,000
Restricted stock	119,000	133,000	317,000	628,000
Stock grants to Directors in lieu of cash	—	—	114,000	180,000
Forfeitures in excess of estimate	(17,000)	(313,000)	(30,000)	(313,000)
Total stock-based compensation expense (benefit)	$139,000	$(147,000)	$520,000	$619,000

Stock Options - The Company estimates the fair value of options as of the date of grant using the Black-Scholes option pricing model. A total of 5,000 and 317,000 options were granted during the three and nine-month periods ended September 30, 2009, respectively. A total of 178,500 options were granted during the three and nine-month periods ended September 30, 2008.  The fair value of options granted during the nine-month period ended September 30, 2009 have been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Options Granted Nine Months Ended September 30, 2009	Options Granted Nine Months Ended September 30, 2008

Expected dividend yield	—%	—%
Expected volatility	55.3 – 73.7%	38.0 – 38.9%
Risk free interest rate	0.5 - 2.9%	2.99 - 4.4%
Expected life of options	6.25 years	5.8 – 6.25years
Forfeiture rate	4.25%	4.0 – 4.25%

The average fair value per option granted during the nine months ended September 30, 2009 was $0.88. As of September 30, 2009, there was approximately $575,000 of unrecognized compensation expense related to unvested options. This cost is expected to be recognized over a weighted-average period of 2.9 years. The table below provides stock option information for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-the- Money Options

Options outstanding at January 1, 2009	394,500	$3.16	9.0	$—	(1)
Options granted	317,000	1.44	9.3	238,760	(2)
Options expired	—	—	—	—
Options forfeited	(86,000)	2.41	8.7	26,620	(2)
Options outstanding at September 30, 2009	625,500	$2.39	8.7	$225,780	(2)
Options exercisable at September 30, 2009	104,500	$3.48	8.1	$2,980	(2)

(1) No intrinsic value as the closing stock price on the last trading day of the preceding period of $1.40 per share as of December 31, 2008, was in excess of the exercise price of outstanding options.
(2) Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $2.23 per share as of September 30, 2009, over the exercise price, multiplied by the number of options.

The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
Exercise	Number	Life in	Exercise	Number	Exercise
Price	Outstanding	Years	Price	Exercisable	Price
$1.40	80,000	9.3	$1.40	—	$—
1.50	202,000	9.6	1.50	—	—
2.15	149,000	8.7	2.15	37,250	2.15
2.23	5,000	10.0	2.23	—	—
3.40	50,000	8.2	3.40	12,500	3.40
3.50	30,000	8.1	3.50	7,500	3.50
3.67	30,000	8.0	3.67	7,500	3.67
3.75	4,500	7.8	3.75	2,250	3.75
4.32	15,000	7.4	4.32	7,500	4.32
4.88	60,000	7.4	4.88	30,000	4.88
	625,500	8.7	$2.39	104,500	$3.48

Restricted Shares – Pursuant to the 2006 Omnibus Incentive Compensation Plan, during the nine-month period ended September 30, 2009, the Company granted 263,000 restricted shares valued at an aggregate of $391,000. Such shares vest ratably over three or five-year periods. The table below provides additional restricted share information for the nine months ended September 30, 2009:

	Nine months Ended September 30, 2009
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2009	407,865	$3.38
Granted	263,142	1.49
Vested	(50,145)	3.07
Forfeited	(37,594)	3.28
Unvested at September 30, 2009	583,268	$2.56

NOTE 6 — EMPLOYEE STOCK PURCHASE PLAN

The Company adopted the 2007 Employee Stock Purchase Plan (the “Plan”) in July 2007. The Plan was subsequently approved by Company stockholders in May 2008. The Plan provides employees and management with an opportunity to increase their ownership interest in the Company through the purchase of shares of the Company’s common stock at periodic intervals, namely four month offering periods during which payroll deductions are made and shares are subsequently purchased at a discount of 5% below the minimum trading price during the offering period. The Company initially reserved an aggregate of 150,000 shares of common stock exclusively for issuance under the Plan. Additionally, the Company may automatically increase the shares registered under this Plan on an annual basis pursuant to the Plan’s “evergreen” provision. This provision allows the Company to annually increase its registered Plan shares by the lesser of the following: (i) 100,000 shares, (ii) 1% of the Company’s outstanding shares on January 1 of such year, or (iii) a lesser amount as determined by the Board. Accordingly, in the first quarter of 2009, the Company registered an additional 100,000 shares under the Plan.

The Plan is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, is considered non-compensatory under ASC 718 Compensation – Stock Compensation. Accordingly, there is no stock-based compensation expense associated with shares acquired under the Plan for the three and nine-month periods ended September 30, 2009 and 2008. During the nine-month period ended September 30, 2009, participants have purchased 99,943 shares under the Plan at a weighted average price per share of $1.26. During the three months ended September 30, 2009, no shares were purchased.

NOTE 7 — EARNINGS (LOSS) PER SHARE

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

The weighted average shares outstanding for the three months ended September 30, 2009 and 2008 excludes unvested restricted shares and excludes an aggregate of approximately 3,500,852 and 3,374,675 warrants and stock options to purchase shares, respectively, because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, which would be anti-dilutive.  The weighted average shares outstanding for the nine months ended September 30, 2009 and 2008 excludes unvested restricted shares and excludes an aggregate of approximately 3,556,773 and 18,490,013 warrants and stock options to purchase shares, respectively, because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, which would be anti-dilutive.

NOTE 8 — SEGMENT ACCOUNTING

The Company reviewed its services by unit to determine if any unit of the business is subject to management appraisal that are different than those of other units in the Company. Based on this review, the Company has determined that all units of the Company are providing comparable services to its clients, and the Company has only one reportable segment.

NOTE 9 — WARRANTS

On September 30, 2009, the Company had 2,980,175 outstanding warrants, all of which expired on October 19, 2009.

NOTE 10 — GOODWILL VALUATION

Goodwill represents the excess of purchase price over the fair value of net assets acquired because of various business acquisitions. In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill must be recorded at the reporting unit level. Reporting units are defined as one level below an operating segment. We have identified one reporting unit and one operating segment. ASC 350 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.

The Company performed its annual impairment test during the third quarter in connection with the preparation and review of its September 30, 2009 financial statements. We determined that a discounted cash flow analysis was the most appropriate valuation methodology to use in our analysis as it reflects ATSC’s unique business characteristics and forward earnings potential. Based on an updated outlook for the Company, we concluded that the estimated fair value of the Company was greater than its balance sheet carrying amount as of the valuation date. As a result of this analysis, management concluded that goodwill was not impaired.

As of September 30, 2009 and December 31, 2008, goodwill was $55.4 million and $59.1 million, respectively. As of September 30, 2009 and December 31, 2008, our net basis in intangible assets was $6.7 million and $8.3 million, respectively. The decrease in the goodwill is the result of the award of $3.8 million to ATSI relating to claims against the former owners for a net working capital deficit from what was required to be delivered by the previous owners in connection with their sale of the Company and amounts related to income tax escrows.

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

We have answered the complaint denying Maximus’ claims and have asserted counterclaims. In January of 2009, the case was consolidated for discovery purposes with an action brought by the State of Connecticut against Maximus relating to the prime contract. The parties are in the discovery phase of the case. Trial is scheduled to commence in July 2011. Based on the claims asserted in the lawsuit, we have made an indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI.

Following the indemnification demand, the former principal owners of ATSI brought an arbitration against us with the American Arbitration Association claiming that the former owners do not owe us any indemnification obligations for the Maximus lawsuit or the Maximus subcontract. At our request, the arbitration was stayed pending the outcome of the Maximus lawsuit described above.

We had also asserted other claims against the former principal owners of ATSI based on the stock purchase agreement governing the transaction, and the former ATSI owners asserted certain counterclaims against us. A final award was issued by the arbitrator on June 26, 2009, under which the Company received $3.8 million on July 1, 2009.

NOTE 12 — EMPLOYMENT AGREEMENTS

No new employment agreements were entered into during the three-month period ended September 30, 2009.

NOTE 13 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
Bank Credit Facility	$18,368,497	$32,555,058
Notes payable	3,295,012	4,520,833
Total debt	$21,663,509	$37,075,891
Less current portion	(21,205,176)	(2,583,333)
Long-term debt	$458,333	$34,492,558

At September 30, 2009, the aggregate maturities of long-term debt were as follows:

Twelve-months Ending September 30, 2010	$21,205,177
Three-months Ending December 31, 2010	458,333
Total debt	$21,663,510

Bank Financing

The Company has a credit facility with Bank of America, N.A. (the “Facility”) which provides for borrowing of up to $50 million. The Facility is a three-year, secured facility that permits continuously renewable borrowings of up to $50.0 million, with an expiration date of June 4, 2010. The Company pays a fee in the amount of .20% to .375% on the unused portion of the Facility, based on its consolidated leverage ratio, as defined in the Facility documentation. Any outstanding balances under the Facility are due in full June 4, 2010. The Company is currently in discussion with Bank of America and other lenders regarding a new facility.

Borrowings under the Facility bear interest at rates based on 30 day LIBOR plus applicable margins based on the leverage ratio as determined quarterly. As of September 30, 2009, the effective interest rate, excluding the effect of amortization of debt financing costs, and payments under the Company interest rate swap agreement was 2.52%.

As discussed in Note 4, Company entered into a forward interest rate swap agreement in November 2007 under which it exchanged floating-rate interest payments for fixed-rate interest payments. The agreement has a notional amount of $35.0 million and provides for swap payments through December 1, 2010 with such swaps being settled on a monthly basis. The fixed interest rate provided by the swap agreement is 4.47%.

As of September 30, 2009, the Company’s aggregate floating rate debt balance was $18.4 million. As discussed in Note 4, the Company accounts for the interest rate swap agreement as a cash flow hedge with the change in the fair value of the effective portion of the swap being recorded in other comprehensive income (loss) and any ineffectiveness is recorded to earnings.  It continues to be probable that the Company will be exposed to rate variance associated with future LIBOR based risk or fixed rate debt which has embedded LIBOR based risk and the Company maintains its hedge with a counterparty that has the financial strength to honor the hedge obligation, Bank of America. The Company is currently in discussion with Bank of America and other lenders regarding a new facility.

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

            Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under “Item 1A. Risk Factors” and in this report under “Item 1A. Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

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

ATSC (www.atsc.com) is an information technology services firm serving both government and commercial organizations, specializing in software and systems development, systems integration, information technology infrastructure and outsourcing, information sharing, training and consulting services.

Our diverse customer base consists primarily of U.S. government agencies. For the nine months ended September 30, 2009, we generated approximately 47% of our revenue from federal civilian agencies, 34% from defense and homeland security agencies, and 19% from commercial customers, including government-sponsored enterprises. Our largest clients in the nine months ended September 30, 2009 were the U.S. Department of Housing and Urban Development (“HUD”), Fannie Mae, the Undersecretary of Defense, and the Pension Benefit Guaranty Corporation, representing approximately 20%, 9%, 8% and 7%, respectively, of total revenue.

We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts and fixed-price contracts. During the nine months ended September 30, 2009, revenue from time and materials and fixed-price contracts were approximately 69% and 31%, respectively, of total revenue. We typically issue monthly invoices to our clients for services rendered. We recognize revenue on time and materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred. We recognize revenue on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated cost. However, if the contract is primarily for services such as maintenance support services, we recognize revenue on a straight-line basis over the term of the contract.

On occasion, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple-element arrangements incorporate the design, development, or modification of systems and an ongoing obligation to manage, staff, maintain, host, or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting, and the total fee arrangement is allocated to each unit based on its relative fair value. In accordance with our revenue recognition policy, revenue is recognized separately for each element. If evidence of the fair value of each element does not exist, all revenue is deferred until such evidence exists, or all elements have been delivered, or evidence of fair value exists for the undelivered elements.

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

In the nine months ended September 30, 2009, we derived approximately 80% of our revenue from contracts for which we were the prime contractor and 20% of our revenue as subcontractors to other prime contractors, who contract directly with the end-client and subcontract with us.

Our most significant expense is direct cost, which consists primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of September 30, 2009, we had 549 personnel who worked on our contracts.

General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, sales and marketing personnel, and costs associated with marketing and bidding on future projects, unassigned consulting personnel, personnel training, occupancy costs, depreciation and amortization, travel and all other corporate costs.

Goodwill Valuation

Goodwill represents the excess of purchase price over the fair value of net assets acquired because of various business acquisitions. In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill must be recorded at the reporting unit level. Reporting units are defined as one level below an operating segment. We have identified one reporting unit and one operating segment. ASC 350 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.

The Company performed its annual impairment test during the third quarter in connection with the preparation and review of its September 30, 2009 financial statements. We determined that a discounted cash flow analysis was the most appropriate valuation methodology to use in our analysis as it reflects ATSC’s unique business characteristics and forward earnings potential. Based on an updated outlook for the Company, we concluded that the estimated fair value of the Company was greater than its balance sheet carrying amount as of the valuation date. As a result of this analysis, management concluded that goodwill was not impaired.

As of September 30, 2009 and December 31, 2008, goodwill was $55.4 million and 59.1 million, respectively. As of September 30, 2009 and December 31, 2008, our net basis in intangible assets was $6.7 million and $8.3 million, respectively. The change in the goodwill is the result of the award of $3.8 million to ATSI relating to claims against the former owners for a net working capital deficit from what was required to be delivered by the former owners in connection with their sale of the Company and amounts related to accounting method tax escrows.

Contract Backlog

We define backlog as the future revenue we expect to receive from our existing contracts and other current engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised. We do not include any estimate of revenue relating to potential future delivery orders that may be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms, an order under which potential future delivery orders or task orders may be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process. Our backlog as of September 30, 2009, was approximately $153.1 million, of which $51.8 million was funded.

Recent Events

The Company has evaluated its operations through November 9, 2009, which is the date that the interim financial statements for the nine-month period ended September 30, 2009 are to be issued and concluded that there have been no recognizable subsequent events.

Results of Operations (unaudited)

Results of operations for the three and nine-month periods ended September 30, 2009 compared with the three and nine-month periods ended September 30, 2008 are presented below.

The following table sets forth certain financial data as dollars and as a percentage of revenue.

	For the Three	%	For the Three	%	For the Nine	%	For the Nine	%
	Months Ended		Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,		September 30,
	2009		2008		2009		2008

Revenue	$32,074,434		$32,032,605		$89,497,757		$100,694,902

Operating costs and expenses
Direct costs	21,342,643	66.5%	22,551,682	70.4%	59,990,312	67.0%	67,785,098	67.3%
Selling, general and administrative expenses	6,089,196	19.0%	7,007,507	21.9%	18,908,327	21.1%	24,222,018	24.1%
Depreciation and amortization	772,275	2.4%	1,505,705	4.7%	2,324,018	2.6%	5,582,615	5.5%
Impairment charge	—		56,772,541	177.2%	—	0.0%	56,772,541	56.4%

Total operating costs and expenses	28,204,114	87.9%	87,837,435	274.2%	81,222,657	90.8%	154,362,272	153.3%

Operating income	3,870,320	12.1%	(55,804,830)	(174.2)%	8,275,100	9.2%	(53,667,370)	(53.3)%

Other (expense) income
Interest (expense) income, net	(597,742)	(1.9)%	(896,913)	(2.8)%	(2,164,426)	(2.4)%	(2,646,049)	(2.6)%
Other (expense) income	60,037	0.2%	(13,458)	(0.0)%	60,037	0.1%	52,714	0.1%

Income (loss) before income taxes	3,332,615	10.4%	(56,715,201)	(177.1)%	6,170,711	6.9%	(56,260,705)	(55.9)%

Income tax expense (benefit)	1,340,816	4.2%	(5,759,836)	(18.0)%	2,581,535	2.9%	(5,647,221)	(5.6)%

Net Income (loss)	$1,991,799	6.2%	$(50,955,365)	(159.1)%	$3,589,176	4.0%	$(50,613,484)	(50.3)%

Weighted average number of shares outstanding
—basic	22,741,726		22,381,860		22,648,962		20,825,206
—diluted	22,846,549		22,381,860		22,697,864		20,825,206

Net income (loss) per share
—basic	$0.09		$(2.28)		$0.16		$(2.43)
—diluted	$0.09		$(2.28)		$0.16		$(2.43)

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008.

Revenue - Revenue increased by $0.1 million, or 0.1%, to $32.1 million for the three months ended September 30, 2009 compared to $32.0 million for the three months ended September 30, 2008. There was $1.8 million in additional revenue with existing civilian and defense customers, offset by a significant reduction from the US Coast Guard of $1.7 million as a result of a large contract being converted to a small-business set-aside. This resulted in revenue from civilian and defense customers of $25.4 million for the quarter, compared to $25.7 million last year.

Direct costs - Direct costs were 66.5% and 70.4% of revenue for the three-month periods ended September 30, 2009 and 2008, respectively, a decrease of 3.9%. Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and material and other direct costs (“ODCs”). Material and ODCs are incurred in response to specific client tasks and may vary from period to period. Several large fixed price contracts with the Housing and Urban Development (HUD) were completed in the quarter with favorable performance compared to prior estimates.  In addition, favorable performance on a large fixed price Public Safety program awarded this year combined to improve gross margins for the quarter.  Gross margin improvements in the defense and civilian businesses drove the increase in the gross margin for the third quarter 2009 to 33.5%.

Selling, general and administrative (“SG&A”) expenses - The components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses. As a percentage of revenue, SG&A expenses were 19.0% and 21.9% for the three-month periods ended September 30, 2009 and 2008, respectively. SG&A expenses decreased $0.9 million to $6.1 million, or 13.1%. Indirect labor and associated fringe benefits were the primary factors. This reduction was due to the successful integration of the indirect functions from our four acquisitions in 2007. This cost savings was achieved by increased efficiency in the operations of the combined businesses.

Depreciation and amortization - Depreciation and amortization expense decreased $0.7 million to $0.8 million or 2.4% of revenue for the three months ended September 30, 2009 compared to 4.7% for the three-month period ended September 30, 2008. This decrease is primarily related to a reduction of amortization resulting from the intangible asset impairment charge taken during September 2008.

Interest, net - The net interest expense decreased to $0.6 million for the three-month period ended September 30, 2009, compared to $0.9 million the three-month period ended September 30, 2008, primarily due to payments on our long-term debt made possible by our positive operating cash flows.

Income taxes - The Company reported an income tax expense of $1.3 million and benefit of $5.8 million for the three-month periods ended September 30, 2009 and 2008, respectively. The effective tax rates were 40.2% and 10.2% for the three-month periods ended September 30, 2009 and 2008, respectively. The effective rate for the tax benefit for the three-month period ended September 30, 2008 was affected primarily by the impairment charge, which is non-deductible for tax purposes.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

Revenue - Revenue decreased by $11.2 million, or 11.1%, to $89.5 million for the nine months ended September 30, 2009. Revenue from commercial contracts decreased by $4.7 million to $17.2 million, or 21.5%. This decline resulted from the down-turn in the business climate that began in the fourth quarter of 2008 and continued into 2009.  Fannie Mae showed significant decreases in the first six months of 2009, with some improvement in the third quarter.  Overall, Fannie Mae revenue is $1.8 million less than the comparable nine-month period in 2008.  Revenue was $2.0 million lower in the insurance services arena primarily due to a large fixed price contract which was concluded in 2008. Revenue from civilian and defense customers decreased $6.5 million to $72.4 million, or 8.2%. The most significant reduction was with the US Coast Guard, which decreased revenue by $6.4 million as a result of a large contract being converted to a small-business set-aside award.

Direct costs - Direct costs were 67.0% and 67.3% of revenue for the nine-month periods ended September 30, 2009 and 2008, respectively, a decrease of 0.3%. Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and material and ODCs. Material and ODCs are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $29.4 million and $33.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Gross margin improvements in the defense and civilian businesses drove the increase in the gross margin for the first three quarters of 2009 by 0.3% to 33.0%.

“SG&A” expenses - The components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses. As a percentage of revenue, SG&A expenses were 21.1% and 24.1% for the nine-month periods ended September 30, 2009 and 2008, respectively. SG&A expenses decreased $5.3 million to $18.9 million, or 21.1%.  The following major cost categories show the following reductions in 2009 as compared with the nine months of 2008: salaries and related fringe benefits of $5.0 million and building rent and utilities expenses of $0.5 million due to the relocation of the Company’s headquarters. The indirect salaries reduction was due to the successful integration of the indirect functions from our four acquisitions in 2007. This cost savings was achieved by increased efficiency in the operations of the combined businesses.

Depreciation and amortization - Depreciation and amortization expense decreased $3.3 million to $2.3 million or 2.6% of revenue for the nine months ended September 30, 2009 compared to 5.5% for the nine-month period ended September 30, 2008. This decrease is primarily related to a reduction of amortization resulting from the intangible asset impairment valuation taken during September 2008.

Interest, net - The net interest expense decreased to $2.2 million for the nine-month period ended September 30, 2009 compared to $2.6 million for the nine-month period ended September 30, 2008, primarily due to significant prepayments on long-term debt made possible by our positive operating cash flows. Average bank debt for the nine months ended September 30, 2009 was $26.0 million, a decrease of 34% or $13.5 million from an average balance of $39.5 million for the nine months ended September 30, 2008.

Income taxes - The Company reported an income tax expense of $2.6 million and benefit of $5.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The effective tax rates were 41.8% and 10.0% for the nine-month periods ended September 30, 2009 and 2008, respectively. The effective rate for the tax benefit for the nine-month period ended September 30, 2008 was affected primarily by the impairment charge, which is non-deductible for tax purposes.

Financial Condition, Liquidity and Capital Resources

Financial Condition. Total assets decreased $12.5 million to $93.9 million as of September 30, 2009 from $106.4 million as of December 31, 2008. This decrease was primarily driven by a $6.2 million decrease in our accounts receivable. This decrease is the direct result of improved collections which decreased aged receivables over 60 days by $6.4 million to $1.2 million as of Sept 30 from $7.6 million as of December 31, 2008, as well as a $3.8 million decrease in goodwill which was the result of the payment received from the resolution of acquisition escrows (see Note 11). Additionally, property & equipment and net intangible assets decreased by $2.2 million due to ordinary depreciation and amortization.

Our total liabilities decreased $17.1 million to $43.3 million as of September 30, 2009 from $60.5 million as of December 31, 2008. The decrease in total liabilities was primarily attributable to the decrease in notes payable and the revolving credit facility of $15.4 million due to favorable cash collections and a decrease in accounts payable of $2.4 million.

Liquidity and Capital Resources.  Our primary liquidity needs are to fund the debt, finance the costs of operations, acquire capital assets and to make strategic acquisitions. We expect to meet our short-term requirements through funds generated from operations and from our $50 million line of credit facility. As of September 30, 2009, we had an outstanding balance of $18.4 million on our credit facility. As noted above, the Company has elected to curtail this outstanding debt given our positive cash flows from operations. The credit facility is considered adequate to meet the operations liquidity and capital requirements. As of September 30, 2009, the Company could borrow an additional $5.4 million while remaining within our loan covenant agreements.

Net cash generated by operating activities was $11.8 million for the nine months ended September 30, 2009, compared to cash generated by operating activities of $5.3 million for the same period in 2008. Cash generated by operating activities was primarily driven by ongoing operations, specifically collecting receivables, which were utilized to pay down the balance on our revolving credit facility as discussed above, as well as operating expenses and income taxes. Depreciation and amortization were also lower due to the effect of the asset impairment recorded in September of 2008.

Net cash generated by investing activities was $3.6 million for the nine months ended September 30, 2009, compared to cash generated by investing activities of less than $0.1 million for the same period in 2008.  This difference was due to the receipt of a $3.8 million payout resulting from the resolution of acquisition escrows (see Note 11).

Net cash used in financing activities was $15.4 million for the nine months ended September 30, 2009, compared to cash used in financing activities of $7.1 million in the same period in 2008. The cash was primarily used to pay down the credit facility and the notes payable from acquisitions in 2007.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ATSC has a three-year, secured credit facility that permits continuous renewable borrowings of up to $50.0 million, with an expiration date of June 4, 2010 (the “Agreement”). The interest rate is based on LIBOR plus the applicable rate ranging from 200 to 350 basis points depending on the Company’s consolidated leverage ratio. The Company pays a fee in the amount of .20% to .375% on the unused portion of the facility, based on its consolidated leverage ratio, as defined in the Agreement. Any outstanding balances under the facility are due on the expiration date. The Agreement places certain restrictions on the Company’s ability to make acquisitions. It also requires the Company to reduce the principal amount on its loan outstanding by between 50% to 100% of the net cash proceeds from the sale or issuance of equity interests.  At September 30, 2009, the Company was in compliance with its covenant agreements. The Company is currently in discussion with Bank of America and other lenders regarding a new facility.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2009, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2009 that require us to make future cash payments.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$21,205	$459	$—	$—	$21,664
Capital Leases, including interest	23	—	—	—	23
Operating Leases	2,177	3,569	3,600	7,070	16,416
Total	$23,405	$4,028	$3,600	$7,070	$38,103

Recent Accounting Pronouncements

See Note 2 of the September 30, 2009 Interim Financial Statements. Other new pronouncements issued but not yet effective until after September 30, 2009 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for a portion of our borrowings under our credit facility. As of September 30, 2009, we had an outstanding balance of $18.4 million under our variable interest rate line of credit. In November 2007, we hedged the interest rate risk on such debt by executing an interest rate swap as discussed in Note 4 of the notes to consolidated financial statements.

Item 4. Controls and Procedures.

Our management performed an assessment, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2009 and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. The forms of certification are required in accordance with Section 302 of the Sarbanes - Oxley Act of 2002.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2009, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 of the September 30, 2009 Interim Financial Statements included herein.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of the Company’s 2008 Form 10-K for a detailed discussion of the risk factors affecting the Company. In addition to the risk factors listed therein, the Company is currently in discussion with Bank of America and other lenders regarding a new facility if we are unable to arrange a new credit facility with Bank of America or a different lender, it would have a material adverse effect on our business.

Item 2. Recent Sales of Unregistered Securities.

There have been no changes to the “Recent Sales of Unregistered Securities” disclosed in Part II, Item 2 of our Form 10-Q for the quarter ended June 30, 2009.

Purchases of Equity Securities by Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan

July 1-31, 2009	—	$—	—	$—
August 1-31, 2009	1,505	2.24	1,505	2,996,627
September 1-30, 2009	373	2.26	373	2,995,784
Total	1,878	$2.25	1,878	2,995,784

On August 10, 2009, the Company announced approval of a plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to facilitate purchases of the Company’s common shares and assist with compliance with Rule 10b-18 under such Act.  A plan under Rule 10b5-1 allows a company to repurchase its common shares at times when it otherwise might be prevented from doing so under insider trading laws.  A broker selected by the Company has authority under the plan to repurchase up to $1.5 million of the Company’s common stock over the next two years on the Company’s behalf.  The $1.5 million amount is a portion of the total repurchase program amount previously approved by the Board on February 11, 2009 of the lesser of $3.0 million or 2.0 million shares.  Purchases of common shares under the 10b5-1 plan will be subject to specified parameters and certain price, volume and timing constraints.  Accordingly, there can be no assurance as to how many common shares will be purchased.  In addition, the program and related plan may be suspended or discontinued at any time without prior notice.

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
Date: November 9, 2009