Form 10-K/A
period 2008-12-31
ATS CORP
filed 2010-02-24
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51552

ATS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3747850 (I.R.S. Employer Identification Number)
7925 Jones Branch Drive McLean, Virginia (Address of principal executive offices)	22102 (zip code)

Registrant’s telephone number, including area code:
(571) 766-2400

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value	AMEX

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2009, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $14.6 million, based on the closing sales price of the Registrant’s Common Stock on the OTC Bulletin Board on that date.  The Registrant’s Common Stock subsequently ceased trading on the OTC Bulletin Board and commenced trading on the NYSE Amex LLC on January 5, 2010.

As of March 6, 2009, 22,574,521 shares of the Registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

This annual report on Form 10-K/A for the year ended December 31, 2008, has been filed to amend the disclosure under Item 9A Controls and Procedures and to refile the certifications required by Rule 12b-15 (Exhibits 31.1, 31.2, 32.1 and 32.2).  Accordingly, this amendment only includes Item 9A and such certifications.  Except for the amended disclosure set forth below, this Form 10-K/A has not been updated to reflect events that occurred after December 31, 2008, the date of the original annual report.  As such, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original annual report, including any amendments to those filings.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2008, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures as defined by Rule 13a-15(c) of the Exchange Act are effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ATS CORPORATION

February 24, 2010	By:	/s/ Edward H. Bersoff
Dr. Edward H. Bersoff Chairman, President and Chief Executive Officer

Exhibits:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002