Form 10-K
period 2009-12-31
ATS CORP
filed 2010-03-24
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission File Number: 000-51552

ATS CORPORATION
(Exact Name of Registrant As Specified in Its Charter)

Delaware	11-3747850
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7925 Jones Branch Drive McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)

(571) 766-2400

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during one preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $14.0 million, based on the closing sales price of the registrant’s Common Stock on the OTC Bulletin Board on that date.  The registrant’s common stock subsequently ceased trading on the OTC Bulletin Board and commenced trading on the NYSE AMEX LLC on January 5, 2010.

As of March 23, 2010, 22,553,702 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders expected to be held May 18, 2010.

ATS CORPORATION
For the Fiscal Year Ended December 31, 2009

 TABLE OF CONTENTS

i

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors listed in Item 1A of Part I of this Annual Report on Form 10-K, captioned “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	risks related to the government contracting industry, including possible changes in government spending priorities, especially during periods when the government faces significant budget challenges;

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

Warrant Expiration

The 2,980,175 warrants that were outstanding on January 1, 2009 expired, unexercised, on October 19, 2009.

Line of Credit

ATSC has a three-year, secured credit facility with Bank of America, N.A. and Citizens Bank (the “Credit Agreement”) which provides for borrowing up to $50 million, with an expiration date of June 4, 2010 (the “Agreement”). The interest rate is based on LIBOR plus the applicable rate ranging from 200 to 350 basis points depending on the Company’s consolidated leverage ratio. The Company pays a fee in the amount of .20% to .375% on the unused portion of the facility, based on its consolidated leverage ratio, as defined in the Agreement. Any outstanding balances under the facility are due on the expiration date. The Agreement places certain restrictions on the Company’s ability to make acquisitions. It also requires the Company to reduce the principal amount on its loan outstanding by between 50% to 100% of the net cash proceeds from the sale or issuance of equity interests.  At December 31, 2009, the Company was in compliance with its covenant agreements. The Company is currently in discussion with Bank of America and other lenders regarding renewing the current facility or establishing a new one.

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

Personnel

ATSI employs approximately 612 personnel, of which 547 are full-time employees.

INFORMATION ABOUT ATSI

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

As a government contractor, we are subject to government audits, inquiries and investigations. We have experienced minimal audit adjustments to our incurred costs as a result of these audits. The Defense Contract Audit Agency (“DCAA”) has completed its audit of ATSI contracts through the fiscal year ended October 31, 2005, and we are subject to audit and adjustment on our performance during subsequent years.

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

ATSI, founded in 1978, originally focused on mainframe applications development and was awarded one of its first prime contracts in 1981 from the Department of Housing and Urban Development (“HUD”), to develop the Computerized Homes Underwriting Management System, a system for tracking and monitoring home mortgages. By 1985, as technology evolved, ATSI’s relationship with HUD evolved as well, and ATSI was tasked to design and implement various Local Area Network, or LAN, applications to meet the complex needs of the agency. ATSI expanded its expertise into enterprise architecture and system implementation services during its design of HUD’s multi-tiered extranet application, FHA Connection, which consists of several smaller subsystems with a diverse mix of multi-tiered architectures in a web-driven solution. Throughout the 1990s, ATSI began to accelerate its business development efforts with other federal agencies in an effort to diversify its client concentration outside HUD and provide additional avenues for growth. For example, ATSI cross-sold its HUD applications development expertise to the Resolution Trust Corporation, or RTC, an agency created to manage the savings and loan crisis, to provide both applications development and database administration. As the savings and loan crisis was resolved, ATSI leveraged its past performance record at RTC to win a contract to develop the Federal Deposit Insurance Corporation’s first internet and intranet sites.

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

Software and Systems Development

ATSI develops custom software applications and systems by applying industry standard best practices, agile development methodologies, and state of the art software tooling. ATSI has over 30 years of experience building and implementing leading edge financial, administrative/tracking and document/records management systems for federal civilian agency and Department of Defense (“DoD”) clients. As a result of its development efforts, ATSI has built a strong understanding of its clients’ information technology infrastructures, favorably positioning it to identify opportunities for additional application development and systems upgrades.

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

Security Consulting

ATSI’s security consulting services provide a “best value” management to clients within the Department of Defense and Department of Homeland Security, leveraging a deep experience in safety and security assessments.

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

Professional Staffing Services

ATSI provides business and information technology staffing services for nearly all of the technical and functional disciplines at financial institutions with specific focus on business/data analysts and database professionals. ATSI’s professionals possess significant technical and domain knowledge developed through years of working with many of the largest financial services firms. ATSI employs a dedicated recruiting staff to ensure ATSI has a full staff of professionals ready to quickly meet clients’ needs. Our professional staffing services to financial institutions include the following:

•	12EE/Java development;

•	client-server C/C++ development;

•	systems administration;

•	mortgage industry business analysis;

•	project management;

•	P&C industry business analysis;

•	Oracle and Sybase database administration; and

•	systems testing.

Customers and Contract Types

The following schedule presents the breakdown of revenue by customer type for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
Civilian Agencies	46.9%	39.3%
Defense and Homeland Security Agencies	31.5%	33.7%
Commercial	18.9%	24.4%
State/Local Government	2.7%	2.6%
Total	100.0%	100.0%

We derive substantially all of our revenue from professional and technical services. During 2009, ATSI’s largest customers in terms of revenue were HUD, the Federal National Mortgage Association (“Fannie Mae”), the Pension Benefit Guaranty Corporation (“PBGC”) and the Office of the Undersecretary of Defense (“OUSD”) representing 19%, 10%, 8% and 8% of its total revenue, respectively. In 2008, HUD, Fannie Mae, and the U.S. Coast Guard represented the largest revenue percentages at 17%, 10%, and 10%, respectively.

We generate revenue from contracts with various payment arrangements, including time and materials contracts and fixed-price contracts. During the year ended December 31, 2009, revenue from these contract types were approximately 68% and 32%, respectively, of total revenue. During the year ended December 31, 2008, revenue from these contract types were approximately 63% and 37%, respectively, of total revenue. We have engaged in cost-reimbursable contracts in prior years, but did not do so in either 2009 or 2008.

We derived revenue as a prime contractor and subcontractor as follows for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
Prime	74.9%	79.7%
Sub	25.1%	20.3%
Total	100.0%	100.0%

Our most significant expense is direct costs, which consist primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of professional and technical personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of December 31, 2009, 525 of our 612 total personnel worked on our contracts.

General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, sales and marketing personnel, and costs associated with marketing and bidding on future projects, unassigned professional and technical personnel, personnel training, occupancy costs, travel and all other branch and corporate costs.

Other income consists primarily of interest income earned on our cash and cash equivalents.

Contract Backlog

We define backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms, an order under which potential further delivery orders or task orders might be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process. At December 31, 2009, our backlog was approximately $167 million, of which $61 million was funded. At December 31, 2008, our backlog was approximately $178 million, of which $53 million was funded. The decrease from December 31, 2008 is the result of a number of contracts which are in the last year of a multi-year award.  The recognition of revenue over the life of these contracts has reduced the backlog to a lesser figure. Re-competitions on these contracts are anticipated to occur which, if ATSC is successful, would increase our backlog substantially.

We currently estimate that 49% of our current backlog will be recognized as revenue in 2010. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring in 2014.

We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are won. Our estimate of the portion of the backlog as of December 31, 2009 from which we expect to recognize revenue during fiscal year 2010 is likely to change because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control.

Subcontractors

When we act as a prime contractor, we derive revenue primarily through our own direct labor services, but also through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex engagements or to more completely address a particular client’s requirements. Teaming agreements and subcontracting relationships are useful because they permit us to compete more effectively on a wider range of projects as a prime contractor. In addition, we may engage a subcontractor to perform a discrete task on a project, or a subcontractor may approach us because of our position as a prime contractor. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement, as well as the performance of our subcontractors. Revenue derived from work performed by subcontractors represented approximately 37% and 39% of our revenue for fiscal years 2009 and 2008, respectively. No single subcontractor performed work that accounted for more than 5% of our revenue during either the 2009 or the 2008 fiscal years.

Competition

The information technology services industry is a large and highly competitive market. ATSI competes for contracts based on its strong client relationships, successful past performance record, significant technical expertise and specialized knowledge. ATSI often competes against both the large defense contractors and specialized information technology consulting and outsourcing firms. Many of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than ATSI. ATSI’s competitors include Lockheed Martin Corporation, Northrop Grumman Corporation, Science Applications International Corporation (“SAIC”), IBM, Computer Sciences Corporation, Dynamics Research Corporation, ManTech International Corporation, NCI Inc., Stanley, Inc., CACI International, Inc., SRA International, Inc., and Accenture Ltd. We expect competition in the U.S. government information technology services sector to increase in the future.

Employees

At February 5, 2010, ATSI had 612 personnel, including 547 full-time employees and 65 part-time employees, as well as 131 independent contractors. ATSI’s future success will depend significantly on its ability to attract, retain and motivate qualified personnel. ATSI is not a party to any collective bargaining agreement and has not experienced any strikes or work stoppages. ATSI considers its relationship with its employees to be satisfactory.

 Item 1A. Risk Factors

Risks Related to Our Business and Operations

The loss or impairment of ATSI’s relationship with the U.S. government and its agencies could adversely affect our business.

ATSI derived approximately 81% and 78% of its total revenue in fiscal years 2009 and 2008, respectively, from contracts with the U.S. government and government-sponsored enterprises. We expect that U.S. government contracts will continue to be a significant source of revenue for the foreseeable future. If ATSI or any of its partners is suspended or prohibited from contracting with the U.S. government generally or any agency or related entity, if ATSI’s reputation or relationship with government agencies is impaired, or if the U.S. government or any agency or related entity ceased doing business with them or significantly decreases the amount of business it does with them, our business, prospects, financial condition and operating results could be significantly impaired.

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

•
the expense and delay that may arise if our or our teaming partners’ competitors protest or challenge contract awards made to us or our teaming partners pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

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

In addition, we expect that some of the contracts on which we bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. A facility security clearance is an administrative determination that a particular facility is eligible for access to classified information or an award of a classified contract. A contractor or prospective contractor must meet certain eligibility requirements before it can be processed for facility security clearance. Contracts may be awarded prior to the issuance of a facility security clearance, and in such cases the contractor is processed for facility security clearance at the appropriate level and must meet the eligibility requirements for access to classified information. Our ability to obtain and maintain facility security clearances has a direct impact on our ability to compete for and perform U.S. government contracts, the performance of which requires access to classified information. We do not expect potential acquisitions to endanger our facility clearances. However, to the extent that any acquisition or merger contemplated by us might adversely impact our eligibility for facility security clearance, the U.S. government could revoke our facility security clearance if we are unable to address adequately concerns regarding potential unauthorized access to classified information.

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

       Although many of our U.S. government contracts require performance over a period of years, Congress often appropriates funds for these contracts one year at a time. As a result, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Nevertheless, we estimate our share of the contract values, including values based on the assumed exercise of options relating to these contracts, in calculating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our estimate of our backlog may be inaccurate.

Loss of our GSA contracts or GWACs could impair our ability to attract new business.

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

We are required to comply with complex procurement laws and regulations, and the cost of compliance with these laws and regulations, as well as penalties and sanctions for any non-compliance could adversely affect our business.

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

If a government client terminates one of our contracts for convenience, we may recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If a federal government client were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts or suspend or debar us from doing business with government agencies, our revenue and operating results could be materially harmed.

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

•
the Contractor Business Ethics Compliance Program and Disclosure Requirements, which requires contractors to disclose credible evidence of certain crimes, violations of civil False Claims Act (“FCA”), or a significant overpayment;

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

If we are unable to fund our capital expenditures, we may not be able to continue to develop new offerings and services, which could have a material adverse effect on our business.

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

We may become subject to claims from our employees and third parties who assert that intellectual property we use in delivering services and business solutions to our clients infringe upon intellectual property rights of such employees or third parties. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also license technology from other vendors. All of our employees with access to proprietary information execute nondisclosure agreements with the Company. If our vendors, employees, or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims. In addition, if any of these infringement claims is ultimately successful, we could be required to:

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

For each of the past several years, as the GSA Schedule contracts have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other firms acting as subcontractors to us. In some cases, companies that have not held GSA Schedule contracts have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of the providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of a GSA Schedule contract. If one or more of our current subcontractors is awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by ATSI’s subcontractors for fiscal years 2009 and 2008 represented 37% and 39% of our GSA Schedule gross revenue, respectively.

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

Executing our growth strategy may place significant demands on our management, as well as on our administrative, operational and financial resources. If we sustain significant growth, we must improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to do so, or if new systems that we implement to assist in managing any future growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.

Risks Associated with Our Acquisitions

We may not be successful in identifying acquisition candidates and, if we undertake acquisitions, they could be expensive, increase our costs or liabilities, or disrupt our business. Additionally, if we are unable to successfully integrate companies we acquire, our revenue and operating results may be impaired.

One of our strategies is to augment our organic growth through acquisitions. In addition to our acquisition of ATSI, we have completed three acquisitions of complementary companies in the last three years. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. Additionally, negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations and we may not be able to successfully integrate the companies we acquire. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence. Any costs, liabilities, or disruptions associated with future acquisitions could harm our operating results. In addition, following the integration of acquired companies, we may experience increased attrition, including but not limited to key employees of acquired companies, which could reduce our future revenue.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our financial results.

Our acquisitions involved purchase prices well in excess of net tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2009, goodwill and purchased intangibles accounted for approximately $55 million and $6 million, or approximately 60% and 7%, respectively, of our total assets. We plan to continue acquiring businesses if and when opportunities arise, further increasing these amounts. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of operations.

The Company evaluates goodwill for impairment at least annually or more frequently depending on specific events or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected revenue from customers, or contract backlog or increases in operating expenses could have a significant impact on our operating results and cash flow, as well as our stock price, indicating a potential impairment of recorded goodwill. The adverse economic climate and changes in the scope of work with existing customers, particularly in the commercial sector, led to a non-cash impairment charge of $57 million during the year ended December 31, 2008. If economic conditions should deteriorate in the future, causing further decline to the business, then additional impairments could occur. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets. See Critical Accounting Policies, Estimates, and Judgments in Part III, Item 7.

We amortize finite lived intangible assets over their estimated useful lives, and also review them for impairment. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases or decreases, so will our amortization charges in future periods.

Businesses that we acquire may have greater-than-expected liabilities for which we become responsible.

Businesses we acquire may have liabilities or adverse operating issues, or both, that we fail to discover through due diligence or the extent of which we underestimate prior to the acquisition.  For example, to the extent that any business we acquire or any prior owners, employees, or agents of any acquired businesses or properties:  (i) failed to comply with or otherwise violated applicable laws, rules, or regulations; (ii) failed to fulfill or disclose their obligations, contractual or otherwise, to applicable government authorities, their customers, suppliers, or others; or (iii) incurred environmental, tax, or other liabilities, we, as the successor owner, may be financially responsible for these violations and failures and may suffer harm to our reputation and otherwise be adversely affected.  An acquired business may have problems with internal controls over financial reporting, which could be difficult for us to discover during our due diligence process and could in turn lead us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting.  These and any other costs, liabilities, and disruptions associated with any of our past acquisitions and any future acquisitions could harm our operating results.

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

Although the stock purchase and merger agreements governing our acquisitions generally provide that the selling party will indemnify us for losses arising from a breach of the representations, warranties and covenants by the selling party set forth in the stock purchase or merger agreement, such indemnification is limited, in general terms, to aggregate monetary amounts with deductibles. In addition, with some exceptions, the survival period for claims under the stock purchase and merger agreements are limited to specific periods of time. We will be prevented from seeking indemnification for most claims above the aggregate threshold or arising after the applicable survival period.

Risks Associated With Management

Loss of our President and Chief Executive Officer could hurt our operations and our expansion efforts.

We rely heavily on our President and Chief Executive Officer, Dr. Edward H. Bersoff. The loss of Dr. Bersoff could have an adverse effect on us because we rely on his extensive experience and contacts in the government services industry. We have entered into an employment agreement with Dr. Bersoff and amended this agreement in May 2009 to extend his employment term as Chief Executive Officer through December 31, 2011.

Risks Related to Our Capital Structure

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is currently located at 7925 Jones Branch Drive, in McLean, Virginia, a suburb of Washington, D.C. Our headquarters’ lease is for 58,082 square feet, which terminates on May 31, 2019. All corporate functions are at this location, with approximately 45.6% of our full-time employees located at our headquarters and other company offices and the other 54.4% located at client sites. The base rent of the property is $136,432 per month, subject to an increase of 2.5% on each anniversary date of the commencement of the lease. The term lease is for ten years, with a right to extend the term for two renewal terms of five years each and an option to cancel the lease without penalty after seven years.

We also have facilities in Alexandria, Virginia; Groton, Connecticut; Columbia, South Carolina; Richmond, Virginia; Indianapolis, Indiana; Huntsville, Alabama; Kansas City, Missouri; and Cincinnati, Ohio. ATSI does not own any real property; all of its offices are in leased premises.  The Company believes that its facilities are suitable for the Company’s operations and generally provide sufficient capacity to meet the Company’s needs.

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

We were a defendant in Maximus, Inc. vs. Advanced Technology Systems, Inc., previously pending in the Connecticut Superior Court, Complex Litigation Docket. The lawsuit regarded breach of contract and other claims related to a subcontract between Maximus and ATSI associated with a prime contract between Maximus and the State of Connecticut. Based on the complaint filed in the suit, Maximus sought damages in excess of $3.5 million. The case was filed in August 2007.

In January of 2009, the case was consolidated for discovery purposes with an action brought by the State of Connecticut against Maximus relating to the prime contract.  As of February 23, 2010, the State of Connecticut advised Maximus that it was accepting Maximus' settlement offer.  We, in turn, have agreed to the financial terms of a settlement with Maximus.  As of this time, we, Maximus, and the State of Connecticut are negotiating other terms of the settlement with a view towards memorializing the settlement into a final written agreement.  In accordance with the terms of the expected settlement, ATSC has recorded a $1.5 million loss contingency.

Further, based on the claims asserted in the lawsuit, we have made an indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI.

Following the indemnification demand, the former principal owners of ATSI brought an arbitration against us with the American Arbitration Association claiming that the former owners do not owe us any indemnification obligations for the Maximus lawsuit or the Maximus subcontract. At our request, the arbitration was stayed pending the outcome of the Maximus lawsuit described above.   Once the Maximus lawsuit has been fully resolved, we intend to pursue our indemnification claim against the former principal owners of ATSI.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth, for the calendar quarter indicated, the quarterly high and low bid information of the Company’s common stock as reported on the OTC Bulletin Board in 2009 and 2008. Our common stock began trading on December 5, 2005. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. All outstanding warrants expired on October 19, 2009 and no warrants were traded during the period September 1, 2009 to October 19, 2009. Our stock began trading on the AMEX Exchange on January 5, 2010.

	Common Stock (ATCT)		Warrants (ATCTW)				Units (ATCTU)
2009	High	Low	High		Low		High	Low
First Quarter	$1.45	$1.30		$0.01		$0.01	$2.50	$2.50
Second Quarter	$2.09	$1.10		$0.01		$0.01	$2.50	$2.50
Third Quarter	$2.29	$1.96		$0.01		$0.01	$2.50	$2.50
Fourth Quarter	$2.50	$2.20	$	NA	$	NA	$2.50	$2.50

	Common Stock (ATCT)		Warrants (ATCTW)		Units (ATCTU)
2008	High	Low	High	Low	High	Low
First Quarter	$3.60	$2.39	$0.34	$0.09	$4.10	$2.68
Second Quarter	$2.75	$1.65	$0.20	$0.09	$2.68	$2.46
Third Quarter	$2.10	$1.25	$0.14	$0.01	$2.46	$1.10
Fourth Quarter	$1.65	$0.91	$0.01	$0.01	$2.50	$1.50

The closing price of the Company’s common stock on March 23, 2010 was $3.24.

Holders of Common Stock

As of February 26, 2010, there were approximately 255 holders of record of our common stock. The number of shareholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

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

Issuance of Unregistered Securities

All unregistered shares issued during the fiscal years 2009 and 2008 were issued in connection with Board of Directors’ fees.

Method	Date	Number of Shares Issued	Value of Shares Issued	Securities Exemption
Board of Directors’ Fees	1/11/2008	9,999	$35,496	Section 4(2) of the Securities Act
Board of Directors’ Fees	5/7/2008	62,606	143,994	Section 4(2) of the Securities Act
Total Shares Issued during the year ended December 31, 2008		72,605	$179,490	Section 4(2) of the Securities Act
Board of Directors’ Fees	05/07/2009	59,332	88,998	Section 4(2) of the Securities Act
Board of Directors’ Fees	06/01/2009	14,142	24,749	Section 4(2) of the Securities Act
Total Shares Issued during the two-year period ended December 31, 2009		146,079	$293,237	Section 4(2) of the Securities Act

Purchases of Equity Securities

On February 12, 2009, the Board of Directors approved a repurchase program authorizing the Company to purchase up to 2.0 million shares of Company common stock for not more than $3 million, in the open market from time to time over a twelve-month period. The timing of the share repurchases under the program is at the discretion of the Company and will depend on a variety of factors, including market conditions and bank approvals and may be suspended or discontinued at any time. Common stock acquired through the repurchase program will be held by the Company as treasury shares and may be used for general corporate purposes, including re-issuances in connection with acquisitions, employee stock option exercises or other employee stock plans. On August 10, 2009, the Board of Directors extended the repurchase program for an additional two years.

ATSC repurchased approximately 403,000 shares of common stock for approximately $937,000 during 2009 as part of the repurchase program approved. The Company currently has approximately 22.5 million shares outstanding.
	(a)	(b)	(c)	(d)
Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under the repurchase program
August	1,505	$2.24	1,505	1,998,495
September	373	2.26	1,878	1,998,122
October	360	2.24	2,238	1,997,762
December	400,900	2.32	403,138	1,596,862
Total Shares Purchased	403,138	2.32

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 5, 2005 (the first trading date of our common stock) through December 31, 2009, with the cumulative total return on (i) the Russell 2000 stock index and (ii) a Peer Group Index composed of other federal government service providers with whom we compete: CACI International, Inc., Dynamics Research Corp., ManTech International Corp., NCI, Inc., Stanley, Inc., and SRA International, Inc. The comparison also assumes that all dividends are reinvested. The historical information set forth below is not necessarily indicative of future performance.

ATS Corporation
Peer Group Index
Russell 2000 Index
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
2005
2006
2007
2008
2009

Assumes $100 Invested on Dec. 5, 2005
Assumes Dividend Reinvested
Fiscal Year Ended Dec. 31, 2009

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

ATSC	$100.75	$106.23	$67.92	$19.81	$46.79

Peer Group Index	$106.01	$105.78	$128.16	$147.14	$135.59

Russell 2000 Index	$98.06	$114.72	$111.57	$72.75	$91.09

Item 6. Selected Financial Data

The following is a summary of selected statement of income data and balance sheet data for each period indicated. The selected financial data for the years ended December 31, 2009 and December 31, 2008 are derived from our audited financial statements and related notes.

The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Income Statement Data

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenue	$118,658,939	$131,548,557	$106,887,039

Operating cost	(109,052,344)	(125,848,663)	(105,813,129)

Impairment expense	—	(56,772,541)	—

Net income (loss)	$3,127,843	$(49,828,415)	$(6,553,729)

Weighted average shares outstanding	22,669,066	21,231,654	18,848,722
Net income (loss) per share – basic	$0.14	$(2.35)	$(0.35)

Weighted-average shares and equivalent shares outstanding	22,766,840	21,231,654	18,848,722
Net income (loss) per share – diluted	$0.14	$(2.35)	$(0.35)

Balance Sheet Data

	December 31, 2009	December 31, 2008	December 31, 2007
Total assets	$93,269,674	$106,369,553	$169,024,091

Total long-term debt	—	34,493,303	46,692,036

Total liabilities	43,479,683	60,458,097	73,688,777

Net working capital	(13,577,416)	10,676,737	16,702,478

Stockholders’ equity	49,789,991	45,911,456	95,335,314

Non-GAAP Financial Measures – EBITDA

In evaluating our operating performance, management uses certain non-GAAP financial measures to supplement the consolidated financial statements prepared under generally accepted accounting principles in the United States (“GAAP”). More specifically, we use the following non-GAAP financial measure: Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). EBITDA is a non-GAAP measure defined as GAAP net income plus interest expense, income taxes, depreciation and amortization, and impairment charges.  Adjusted EBITDA is defined as EBITDA adjusted for one-time severance expenses and the litigation-related loss contingency, neither expected to be reflected in our ongoing performance. We have provided EBITDA because we believe it is comparable to similar measures of financial performance in comparable companies and may be of assistance to investors in evaluating companies on a consistent basis, as well as enhancing an understanding of our operating results.  EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net income as a measure of operating performance or the cash flows from operating activities as a measure of liquidity.

	December 31, 2009	December 31, 2008
Net income (loss)	$3,127,843	$(49,828,415)
Adjustments:
Depreciation	836,133	1,254,287
Amortization of intangibles	2,201,888	5,190,229
Loss on impairment	—	56,772,541
Interest	2,859,462	3,427,859
Taxes	2,180,727	(4,642,464)
EBITDA	$11,206,053	$12,174,037
Severance	383,211	890,519
Loss Contingency	1,500,000	—
Adjusted EBITDA	$13,089,264	$13,064,556

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

2009 Overview

During 2009 the Company continued to refine its market position amid the opportunities provided by the acquisitions made in 2007, and streamlined its processes and operations. The following significant events occurred during 2009:

•	While revenue decreased by 10%, income from operations increased to $9.9 million or 8.4% of revenue.

•	The Company generated $12.9 million in operating cash flows.

•	The Company received an arbitration award in the amount of $3.8 million for working capital purchase price adjustments related to the ATSI acquisition.

•	Cost savings associated with labor utilization improvements together with process improvements in administrative areas resulted in labor cost savings of $3.7 million.

•	Short term debt was paid down $16.0 million utilizing the $12.9 million positive operating cash flow and the $3.8 million arbitration award.

Operations Overview

We work with the federal government under two primary contract types: time-and-materials and fixed-price contracts. Most of our revenue is generated based on services provided either by our employees or subcontractors. To a lesser degree, the revenue we earn includes reimbursable travel and other items to support the project. Thus, once we win new business, the key to delivering the revenue is through hiring new employees to meet customer requirements, retaining our employees, and ensuring that we deploy them on direct-billable jobs. Therefore, we closely monitor hiring success, attrition trends, and direct labor utilization. Since we earn higher profits from the labor services that our employees provide compared with subcontracted efforts and other reimbursable items, we seek to optimize our labor content on the contracts we win.

Direct costs includes labor, or the salaries and wages of our employees, plus fringe benefits; the costs of subcontracted labor and outside consultants; third-party materials; and other direct costs such as travel incurred to support contract efforts. Since we earn higher profits on our own labor services, we expect the ratio of cost of services to revenue to decline when our labor services mix increases relative to subcontracted labor or third-party materials. Conversely, as subcontracted labor or third-party materials purchases for customers increase relative to our own labor services, we expect the ratio of cost of services to revenue to increase. As we continue to bid and win larger contracts, our own labor services component could decrease. Typically, the larger contracts are broader in scope and require more diverse capabilities, thus resulting in more subcontracted labor. In addition, we can face hiring challenges in staffing larger contracts. While these factors could lead to a higher ratio of cost of services to revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangible assets related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements. As we continue to make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue. We evaluate our intangible assets for impairment annually. During 2009 there was no impairment to intangible assets while an impairment charge of $8.0 million was recorded to intangible assets in 2008, as a component of the overall $56.8 million impairment charge.

Our operating income, or revenue minus direct costs, selling, general and administrative expenses, and depreciation and amortization, and thus our operating margin, or the ratio of operating income to revenue, is driven by the mix and execution on our contracts, how we manage our costs, and the amortization charges resulting from acquisitions.
Our cash position is driven primarily by the level of cash flows from operations, capital expenditures, and borrowings or payment on our credit facility.

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. The following table summarizes our contract backlog at the end of the 2009 and 2008 years: (in thousands)

	Year Ended December 31,
	2009	2008
Backlog:
Funded	$60,980	$53,116
Unfunded	105,822	125,322
Total backlog	$166,802	$178,438

Our total backlog of approximately $167 million as of December 31, 2009 represented a 7% decrease over the fiscal year 2008 backlog, which was approximately $178 million as of December 31, 2008. This decrease is related to procedural changes in the way that the Federal Government awards contracts which have reduced the number of months that contracts are awarded in advance. We currently estimate that 49% of our current backlog will be recognized as revenue in 2010.

Contract Mix

Contract profit margins are generally affected by the type of contract. We can typically earn higher profits on fixed-price and time-and-materials contracts than cost-reimbursable contracts. Thus, an important part of growing our operating income is to increase the amount of services delivered under fixed-price and time-and-materials contracts. We did not have any cost-reimbursable contracts for either 2009 or 2008 but we were awarded a cost-reimbursable contract in December 2009 that will begin in 2010. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Time-and-materials	68%	63%
Fixed-price	32%	37%
Totals	100%	100%

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company’s revenue historically is derived from primarily three different types of contractual arrangements: time-and-materials contracts, fixed-price contracts and, to a lesser extent, cost-plus-fee contracts. Revenue on time-and-material contracts is recognized based on the actual hours performed at the contracted billable rates for services provided, plus materials’ cost for products delivered to the customer, and costs incurred on behalf of the customer. Revenue on fixed-price contracts is recognized ratably over the period of performance or on percentage-of-completion depending on the nature of services to be provided under the contract. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. We did not have any cost-plus-fee contracts in 2009 or 2008, but we do for 2010.

The Company’s fixed price contracts are either maintenance and support services based or require some level of customization. Revenue is recognized ratably over the contract period for maintenance and support contracts. In accordance with Accounting Standards Codification (“ASC”) 985-605-25, “Revenue Recognition - Software” (ASC 985-605-25)(formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition), for contracts that involve software design, customization, or integration, management applies contract accounting pursuant to the provisions of ASC 985-605-35, “Revenue Recognition – Construction and Production-type Contracts” (ASC 985-605-35 )(formerly SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ). Revenue for such arrangements is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

Contract costs include labor, material, subcontracting costs, and allocated allowable selling, general and administrative costs. Revenue recognition requires judgment in estimating the revenue and associated costs, assessing risk in performance, and evaluating technical issues. The Company may estimate award fees and incentive fees or penalties in recognizing revenue based on anticipated awards or when there is sufficient information to determine.

On federal government contracts, the Company allocates costs to contracts consistent with the federal procurement regulations. The direct and selling, general and administrative costs associated with these contracts are subject to government audit by DCAA. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet performed. The incurred cost audits have been completed through the fiscal year ended October 31, 2005 for ATSI.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of its standard management process, facts develop that require the Company to revise our estimated total contract costs. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the revision becomes known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. Under certain circumstances, the Company may elect to work at-risk prior to receiving an executed contract document. The Company has a formal procedure for authorizing any such at risk work to be incurred. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable.

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. ASC Topic 350, Intangibles, Goodwill and Other (ASC 350), (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“FAS 142”)), establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or at an interim date in the event of a triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

The Company performs an annual impairment test for goodwill. For purposes of this testing, management concluded that there is only one reporting unit. The Company’s testing approach utilizes a discounted cash flow analysis and market based approaches to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value exceeds the estimated fair value of the business, an impairment would be required to be reported.

The Company performed its 2009 annual impairment test during the third quarter in connection with the preparation of its September 30, 2009 interim financial statements. We determined that a discounted cash flow analysis combined with a market based approach utilizing level 2 data pursuant to ASC Topic 820-25 Fair Value Measurements and Disclosures (“ASC 820-25”), (Formerly SFAS No. 157, Fair Value Measurements (“FAS 157”)) was the most appropriate valuation methodology to use in our analysis as it reflects ATSC’s unique business characteristics and forward earnings potential. Based on an updated outlook for the Company, we concluded that the estimated fair value of the Company significantly exceeded its book value as of the valuation date. As a result of this analysis, management concluded that goodwill was not impaired.

Similarly, the Company conducted a test in 2008 and concluded that goodwill was impaired by $48.8 million. Prior to recording the goodwill impairment charges, the Company tested the purchased intangible assets and other long-lived assets as required by ASC 350-05 and the carrying value of the customer-related intangibles was determined to be impaired by $8.0 million. The impairment was recognized in the third quarter of 2008. The impairment charge was primarily driven by the income method approach, a discounted cash flow analysis. The total impairment charge was approximately $57 million. A significant portion of the goodwill and intangible assets had no tax basis. As such, the deferred tax benefit resulting from the impairment charge was $6.0 million, or 10.6% of the impairment charge. See Part IV Item 15 and Note 8 for details of this transaction.

Long-Lived Assets (Excluding Goodwill)

The Company reviews long-lived assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. As noted above, the Company recorded an impairment charge of approximately $8 million related to customer-related intangible assets for the year ended December 31, 2008. The Company did not record an impairment charge in 2009.

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

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also evaluate the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income, as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors. Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (now ASC Topic 740-10, Income Taxes). ASC Topic 740-10 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There was no significant impact from the adoption of this standard. As of December 31, 2009, the Company did not have any material gross unrecognized tax benefits or liabilities.

Derivatives and Interest Rate Swaps

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815), (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). Accordingly, derivatives are recognized as either assets or liabilities in the consolidated balance sheet, and gains and losses are recognized based on changes in the fair values. Per ASC 815, the fair value of an interest rate swap is based on the net present value of its net projected cash flows, which are a Level 2 input under ASC 820-25. Gains and losses on derivatives designated or deemed to be an effective hedge are recognized, net of tax in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. As an offset to gains or losses recognized in comprehensive income a gross asset or liability is recognized, as well as an appropriate deferred tax liability or asset. Gains and losses on derivatives that are not designated or intended to be an effective hedge are recorded to operations. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and its resulting designation. The Company uses the change in variable cash flow method to measure the effectiveness of its hedges.

Results of Operations

The following table sets forth the results of operations as a percent of revenue for the years ended December 31, 2009 and December 31, 2008.

					Year to Year Change
	2009	2008	2009	2008	2008 to 2009
	Dollars		Percent of Revenue		Change in Dollars	Percentage Change
Statement of income:
Revenue	$118,658,939	$131,548,557	100.0%	100.0%	$(12,889,618)	(9.8)%
Operating costs and expenses
Direct costs	80,349,485	88,476,707	67.7%	67.3%	(8,127,222)	(9.2)%
Selling, general and administrative expenses	25,664,838	30,927,440	21.6%	23.5%	(5,262,602)	(17.0)%
Depreciation and amortization	3,038,021	6,444,516	2.6%	4.9%	(3,406,495)	(52.9)%
Impairment charge	—	56,772,541	—	43.2%	(56,772,541)	(100.0)%
Total operating costs and expenses	109,052,344	182,621,204	91.9%	138.8%	(73,568,860)	(40.3)%
Operating income (loss)	9,606,595	(51,072,647)	8.1%	(38.8)%	60,679,242)	N/A
Other income (expense)
Interest (expense) income, net	(2,859,462)	(3,427,859)	(2.4)%	(2.6)%	568,397	(16.6)%
Other (expense) income	(1,438,563)	29,627	(1.2)%	0.0%	(1,468,190)	NA
Income (loss) before income taxes	5,308,570	(54,470,879)	4.5%	(41.4)%	59,779,449	N/A
Income tax expense (benefit)	2,180,727	(4,642,464)	1.8%	(3.5)%	6,823,191	N/A
Net income (loss)	$3,127,843	$(49,828,415)	2.6%	(37.9)%	$52,956,258	N/A

Revenue.   The Company’s revenue decreased 9.8% to $118.7 million in the year ended December 31, 2009, compared to $131.5 million in the year ended December 31, 2008. This $12.8 million decrease in revenue is attributable to two significant areas; the commercial and public safety sector and the federal civilian sector.

Approximately $6.7 million, or 52.3% of the overall $12.8 million decrease, is associated with the commercial and public safety markets.  The major decreases were associated with contract work at Fannie Mae, the commercial insurance and services markets and the public safety products and services.  Revenue associated with efforts at Fannie Mae decreased by $2.0 million, or 14.6%, to $11.7 million in 2009 compared to $13.7 million in 2008. This was driven by staffing reductions at Fannie Mae.  This in turn resulted in ATSC staffing reductions at Fannie Mae in the fourth quarter of 2008, which affected results in 2009.   While this reduction to staff was temporary, ATSC did not recover to the pre-reduction staffing levels until the second quarter of 2009. Revenue associated with the commercial insurance business decreased by $2.2 million, or 42.3%, to $3.0 million in 2009 compared to $5.2 million in 2008. This was primarily related to efforts on two development contracts that ended in 2008.  In addition, revenue associated with the commercial services area decreased $1.3 million, or 15.3%, to $7.2 million in 2009 from $8.5 million in 2008. This reduction was directly related to changes in service contracts with Care First and IBM. Revenue also decreased $1.1 million related to the public safety products and services.

The federal civilian revenue decreased by $6.1 million, representing 47.7% of the overall $12.8 million decrease in 2009.  There was a $7.4 million decrease associated with work at the US Coast Guard to $5.7 million in 2009 compared to $13.1 million in 2008.  This customer utilized a set-aside procurement for small business entities which made ATSC ineligible to bid as a prime on these tasks.  While ATSC was a partner on the winning team, due to the set-aside, ATSC could only participate as a minority team member in these efforts.  These decreases were partially offset by new awards with HUD, PBGC and the government security agencies which showed a net increase of $1.3 million, or 1.0%, over 2008.

Direct Costs.   The Company had $80.3 million in direct costs in the year ended December 31, 2009, compared to $88.5 million in direct costs in the year ended December 31, 2008. This 9% decrease is directly attributable to an 8% decrease in direct labor costs in the year ended December 31, 2009 in connection with our reduced revenue of 9.8% over the year ended December 31, 2008.

Selling, General and Administrative Expenses.   For the year ended December 31, 2009, the Company had $25.7 million of selling, general and administrative expenses, compared to $30.9 million for the year ended December 31, 2008. The decrease of $5.2 million is the full year result of cost saving initiatives put in place in 2008.  Labor utilization improvement efforts together with process improvements in administrative areas resulted in indirect labor and the associated fringe benefits decreasing by $3.7 million to $14.5 million from $18.2 million.  In addition, facilities costs decreased by $0.9 million to $2.3 million in 2009 compared to $3.2 million in 2008 as a result of consolidating operations in a new headquarters facility.  Finally, legal fees decreased by $0.4 million to $0.9 million in 2009 compared to $1.3 million in 2008 due to the elimination of ongoing legal fees associated with the arbitration surrounding the net working capital claim that was finalized in early 2009.

Depreciation.   Depreciation expense for the year ended December 31, 2009 was $0.8 million compared to $1.3 million in 2008. The decrease was primarily due to the depreciation associated with the write-off of leasehold improvements from the former ATSC headquarters and short-lived computer equipment acquired during the acquisition of ATSI by ATSC approaching the end of its depreciable life.

Amortization of Intangible Assets.   Amortization expense for the year ended December 31, 2009 was $2.2 million compared to $5.2 million in 2008. The reduction is attributable to the lower carrying value of intangible assets, and thus the lower amortization expense as a result of the impairment charge recognized in September 2008.

Impairment Charge.   The Company performed an impairment analysis in September 2009.  Management concluded from this analysis that no impairment had occurred in 2009, compared to an impairment charge in the amount of $56.8 million in the year ended December 31, 2008.

Interest (Expense) Income.   Interest expense decreased by $0.5 million to $2.9 million in the year ended December 31, 2009, compared to interest expense of $3.4 million for the year ended December 31, 2008. This decrease was a result of the pay down of debt by $15.9 million to $21.2 million at December 31, 2009 from $37.1 million at December 31, 2008.

Other (Expense) Income. For the year ended December 31, 2009 the Company recognized a loss contingency in the amount of $1.5 million related to the Maximus litigation.  Based on recent settlement discussions as outlined in Note 20, management has concluded that a $1.5 million loss is probable.

Income (Loss) Before Income Taxes.   The loss before income taxes for the year ended December 31, 2008 was attributable to the impairment charge of $56.8 million. No such charge was recognized for the year ended December 31, 2009.  Income before taxes was 4.7% of revenue for the year ended December 31, 2009.  Income before taxes and excluding the impairment charge was 1.8% of revenue for the year ended December 31, 2008.  This improvement was primarily driven by the improvements in selling, general and administrative expenses and reduced costs associated with the amortization of intangible assets.

Provision for Income Taxes.   The provision for income tax was an expense of $2.2 million for the year ended December 31, 2009 and a benefit of $4.6 million for the year ended December 31, 2008. The effective income tax rates in fiscal years 2009 and 2008 were 41.1% and 8.5%, respectively. The difference in the tax rates was heavily influenced by the impairment expense in fiscal 2008, a substantial portion of such was not deductible for tax purposes.

Financial Condition, Liquidity and Capital Resources

Financial Condition.   Total assets decreased $13.1 million to $93.3 million as of December 31, 2009 compared to $106.4 million as of December 31, 2008, primarily due to a $6.8 million reduction in receivables as a result of improved collections and $3.8 million from the resolution of a working capital adjustment which decreased the carrying value of goodwill. Proceeds were used to pay down our credit facility.

Our total liabilities decreased $17.0 million to $43.5 million as of December 31, 2009 from $60.5 million as of December 31, 2008. The decrease was due primarily to decreases in our debt, which we were able to pay down over the course of 2009 in connection with our strong operating cash flow as discussed in more detail below.

Liquidity and Capital Resources.   Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to make selective strategic acquisitions. We expect to meet our short-term requirements through funds generated from operations and from a credit facility with Bank of America and Citizens Bank, which was initially signed on June 4, 2007, and subsequently raised to $50.0 million. As part of the agreement, we are required to meet certain financial covenants which are tested every quarter. As of December 31, 2009, we were in compliance with all covenants. Our cash requirements to fund acquisitions will be funded by cash generated from operations in addition to the credit facility. This credit facility expires in June 2010. Based on discussions with various banks, management believes we will obtain new financing under terms similar to the existing facility. As of December 31, 2009 and December 31, 2008, we had an $18.7 million and $32.6 million outstanding balance on the credit facility, respectively.

Net cash provided by operating activities was $12.9 million for the twelve months ended December 31, 2009, while net cash provided by operating activities for December 31, 2008 was $10.6 million. Cash provided by operating activities is primarily driven by operating income (excluding the non-cash impairment charge), adjusted for working capital changes, which were principally changes in accounts receivable, income taxes receivable and accrued expenses.

Net cash provided by investing activities was $3.7 million for the twelve months ended December 31, 2009, primarily due to the settlement of purchase price escrows as described above. During the twelve months ended December 31, 2008, net cash used in investing activities was $1.2 million.

Net cash used in financing activities was $16.7 million for the twelve months ended December 31, 2009. During the twelve months ended December 31, 2009, we used $2.2 million to pay down notes payable associated with our acquisitions and $13.9 million to pay down our line of credit and $0.9 million to repurchase treasury stock.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

As of the close of business on March 23, 2010, we had cash on hand of approximately $240,298.

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

Seasonality

In general, our business is not seasonal, although our revenue is affected by summer and holiday seasons due to the significance of labor on our sales. Variations in our business may also occur at the expirations or initialization of major contracts. With the Federal Government’s fiscal year ending on September 30 it is not uncommon for government agencies to award additional tasks or complete other contract actions during September in order to commit any remaining budgeted funds. In addition, when the Federal budget has not been approved before the fiscal year end, the agencies are funded under a continuing resolution that allows them to continue to operate, but does not enable them to fund new spending initiatives.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

(In Thousands)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating Leases	15,845	2,132	3,480	3,622	6,611
Total	$15,845	$2,132	$3,480	$3,622	$6,611

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time and materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Our cost reimbursable contracts automatically adjust for changes in cost. Under our fixed-price contracts, we include a predetermined escalation factor. Generally, we have not been adversely affected by inflation.

Recent Accounting Pronouncements

See Note 3.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our credit facility. In order to manage interest rate fluctuation exposure on the bank debt, the Company entered into an interest rate swap agreement with Bank of America on November 9, 2007 providing the Company an ability to eliminate the variability of interest expense based on fluctuating rates on a $35 million notional amount of debt. The purpose of the derivative instrument is to hedge cash flows and not for trading purposes. As of December 31, 2009, we had an outstanding balance of $18.7 million under our line of credit. The Company records cash payments and receipts related to its interest rate swap as adjustments to interest expense and as a component of operating cash flow. (See Note 11.)

Item 8. Financial Statements and Supplementary Data

Reference is made to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We had no disagreements with our accountants on accounting principles or financial statement disclosures.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act were effective as of December 31, 2009. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Assessment of Effectiveness of Disclosure Controls Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management determined that our internal control over financial reporting was effective as of December 31, 2009.

Management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information as to directors, executive officers, audit committee and the audit committee financial expert will be incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders.

Code of Ethics

The Company has adopted a Code of Business Conduct for all of its employees, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct can be found on the Company’s internet web site at www.atsc.com under “Investor Relations — Code of Conduct.”

 Item 11. Executive Compensation

The information required by this item will be included in our 2010 Proxy Statement and is incorporated herein by reference.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2010 Proxy Statement and is incorporated herein by reference.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in this item will be included in our 2010 Proxy Statement and is incorporated herein by reference.

 Item 14. Principal Accountant Fees and Services

The information required in this item will be included in our 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	Financial Statements

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Operations for the fiscal years ended December 31, 2009 and 2008

(C)	Consolidated Balance Sheets as of December 31, 2009 and 2008

(D)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2009 and 2008

(E)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2009 and 2008

(F)	Notes to Consolidated Financial Statements

(2)	Supplementary Financial Data

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 31, 2009 and 2008.

(b)   Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Description
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

3.1	Second Amended and Restated Certificate of Incorporation dated January 16, 2007 (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed January 19, 2007)
3.2	Amended Bylaws (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed May 6, 2009)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended, initially filed on May 4, 2005)
10.1	Credit Agreement with Bank of America dated June 4, 2007 (incorporated by reference to Exhibit 10.1 on a Form 8-K filed June 8, 2007)
10.2	Amendment No. 1 to Credit Agreement with Bank of America dated June 29, 2007 (incorporated by reference to Exhibit 10.1 for the Quarterly Report on Form 10-Q filed November 8, 2007)

10.3	Amendment No. 2 to Credit Agreement with Bank of America dated November 9, 2007 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed November 13, 2007)
10.4	Amendment No. 3 to Credit Agreement with Bank of America dated May 9, 2008 (incorporated by reference to Exhibit 10.1 for the Quarterly Report on Form 10-Q filed May 12, 2008)
10.5
Balance Sheet Escrow Agreement among Federal Services Acquisition Corporation, certain shareholders of Advanced Technology Systems, Inc. and Branch Banking and Trust Company as Escrow Agent (included as Annex B-1 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)

10.6
General Indemnity Escrow Agreement among Federal Services Acquisition Corporation, certain shareholders of Advanced Technology Systems, Inc. and Branch Banking and Trust Company as Escrow Agent (included as Annex B-2 to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)

10.7
Registration Rights Agreement among Federal Services Acquisition Corporation and certain shareholders of Advanced Technology Systems, Inc. (included as Annex C to the Definitive Proxy Statement (No. 000-51552) dated December 11, 2006 and incorporated by reference herein)

10.8
Registration Rights Agreement among ATS Corporation and the Principal Stockholders of Number Six Software, Inc. dated November 9, 2007 (incorporated by reference to Exhibit 10.10 for Form 10-K filed March 17, 2008)

10.9	ATS Corporation 2006 Omnibus Incentive Compensation Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement filed March 24, 2009)
10.10	ATS Corporation 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Form S-8 filed September 14, 2007)
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

10.13	Restricted Share Award Agreement with Dr. Edward H. Bersoff dated March 19, 2007 (incorporated by reference to Exhibit 10.2 on a Current Report on Form 8-K filed March 21, 2007)
10.14	Restricted Share Award Agreement with Pamela A. Little dated May 4, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 9, 2007)
10.15	Restricted Share Award Agreement with Pamela A. Little dated December 17, 2007 (incorporated by reference, to Exhibit 10.24 for Form 10-K filed March 17, 2008)
10.16	Restricted Share Award Agreement with Dr. Edward H. Bersoff dated December 17, 2007 (incorporated by reference, to Exhibit 10.25 for Form 10-K filed March 17, 2008)
10.17	Restricted Share Award Agreement with Dr. Edward H. Bersoff dated January 2, 2009
10.18	Restricted Share Award Agreement with Pamela A. Little dated January 2, 2009
10.19	Employment Agreement with Pamela A. Little dated February 3, 2008 (incorporated by reference to Exhibit 10.1 on a Current Report on Form 8-K filed February 6, 2008)
10.20	Employment Agreement with Dr. Edward H. Bersoff dated March 19, 2007, as amended (incorporated by reference to Exhibit 10.1 on Form 10-Q filed August 7, 2009)
10.21	Employment Agreement with George Troendle dated August 7, 2008 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on November 7, 2008)
10.22
Deed of Lease between West*Group Properties, LLC and ATS Corporation, dated February 11, 2008, for the property located at 7925 Jones Branch Drive, McLean, Virginia 22102 (incorporated by reference to Exhibit 10.1 on a Current Report on Form 8-K filed February 14, 2008)

*10.23	Form of Director Restricted Share Award Agreement

Exhibit Number	Description
*23.1	Consent of Grant Thornton LLP regarding ATS Corporation financial statements for the years ended December 31, 2008 and December 31, 2009
*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
*32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
ATS Corporation

We have audited the accompanying consolidated balance sheets of ATS Corporation and subsidiary (a Delaware corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss and cash flows for each of the two years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATS Corporation and subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

McLean, Virginia
March 24, 2010

ATS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	ATS Corporation
	Year Ended December 31,
	2009	2008
Revenue	$118,658,939	$131,548,557
Operating costs and expenses
Direct costs	80,349,485	88,476,707
Selling, general and administrative expenses	25,664,838	30,927,440
Depreciation and amortization	3,038,021	6,444,516
Impairment Charge	—	56,772,541
Total operating costs and expenses	109,052,344	182,621,204
Operating income (loss)	9,606,595	(51,072,647)
Other (expense) income
Interest expense, net	(2,859,462)	(3,427,859)
Other (expense) income	(1,438,563)	29,627
Income (loss) before income taxes	5,308,570	(54,470,879)
Income tax expense (benefit)	2,180,727	(4,642,464)
Income (loss) from continuing operations	$3,127,843	$(49,828,415)

Weighted average number of shares outstanding
- basic	22,669,066	21,231,654
- dilutive	22,766,840	21,231,654
Basic net income (loss) per share	$0.14	(2.35)
Diluted net income (loss) per share	$0.14	(2.35)

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED BALANCE SHEETS

	ATS Corporation
	Year Ended December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$178,225	$364,822
Restricted cash	1,324,510	—
Accounts receivable, net	22,497,444	29,268,647
Prepaid expenses and other current assets	625,231	537,974
Income tax receivable, net	205,339	—
Other current assets	46,057	22,771
Deferred income taxes, current	2,361,611	1,321,890
Total current assets	27,238,417	31,516,104
Property and equipment, net	3,011,621	3,712,340
Goodwill	55,370,011	59,128,648
Intangible assets, net	6,102,798	8,304,686
Restricted cash	—	1,316,530
Other assets	146,567	387,897
Deferred income taxes	1,400,260	2,003,348
Total assets	$93,269,674	$106,369,553
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$21,191,135	$2,583,333
Capital leases – current portion	—	86,334
Accounts payable	4,753,800	5,549,738
Other accrued expenses and current liabilities	6,356,896	4,674,528
Accrued salaries and related taxes	4,541,509	2,999,576
Accrued vacation	2,259,538	2,220,865
Income taxes payable, net	—	600,121
Deferred revenue	1,392,457	1,745,352
Deferred rent – current portion	320,498	379,520
Total current liabilities	40,815,833	20,839,367
Long-term debt – net of current portion	—	34,492,558
Capital leases – net of current portion	—	745
Deferred rent – net of current portion	2,658,055	2,842,171
Other long-term liabilities	5,795	2,283,256
Total liabilities	43,479,683	60,458,097
Shareholders’ equity:
Preferred Stock $.0001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $0.0001 par value, 100,000,000 shares authorized, 31,235,696 and 30,867,304 shares issued, respectively	3,124	3,087
Additional paid-in capital	131,702,488	130,767,038
Treasury stock, at cost, 8,745,893 and 8,342,755 shares, respectively	(31,209,118)	(30,272,007)
Accumulated deficit	(50,062,979)	(53,190,822)
Other comprehensive income (net of $400,571 and $887,416 tax effect, respectively)	(643,524)	(1,395,840)
Total shareholders’ equity	49,789,991	45,911,456
Total liabilities and shareholders’ equity	$93,269,674	$106,369,553

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	ATS Corporation
	Years Ended December 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$3,127,843	$(49,828,415)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	836,133	1,254,287
Impairment charge	—	56,772,541
Amortization of intangibles	2,201,888	5,190,229
Stock-based compensation	768,307	876,944
Deferred income taxes	(767,726)	(7,846,958)
Deferred rent	(243,140)	(68,908)
Gain on disposal of equipment	(61,437)	(1,223)
Provision for bad debt	1,150,993	258,018
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,620,210	1,241,120
Accrued interest payable and receivable	636,895	(31,537)
Prepaid expenses and other current assets	(87,258)	385,829
Accounts payable	(1,078,813)	130,209
Other accrued expenses and accrued liabilities	284,253	639,262
Accrued salaries and related taxes	1,541,932	(1,422,123)
Accrued vacation	38,672	(258,675)
Income taxes payable and receivable	(961,207)	3,224,632
Other current liabilities	(352,895)	293,321
Other long-term liabilities	5,794	(45,976)
Other assets	218,044	(134,651)
Restricted cash	(7,980)	(38,041)
Net cash provided by operating activities	$12,870,508	$10,589,885
Cash flows from investing activities
Purchase of property and equipment	(135,414)	(371,232)
Settlement of business purchase price	3,758,637	(838,459)
Proceeds from disposal of equipment	61,437	21,352
Net cash provided by (used in) investing activities	$3,684,660	$(1,188,339)

Cash flows from financing activities
Borrowings on credit facility	65,880,794	62,707,090
Payments on credit facility	(79,747,617)	(71,236,157)
Issuance of notes payable	139,176	—
Payments on notes payable	(2,157,108)	(2,820,191)
Payments on capital leases	(87,079)	(95,125)
Proceeds from stock issued under employee stock purchase plan	167,180	271,547
Proceeds from exchange of stock for warrants (net of expenses)	—	234,135
Repurchase common stock	(937,111)	—
Net cash used in financing activities	$(16,741,765)	$(10,938,701)

Net decrease of cash	$(186,597)	$(1,537,155)

Cash and cash equivalents, beginning of period	364,822	1,901,977
Cash and cash equivalents, end of period	$178,225	$364,822

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$3,926,398	$2,726,412
Income tax refunds	$25,971	$2,578,871
Interest paid	$2,280,525	$3,510,719
Interest received	$49,978	$29,913

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Successor
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated (Deficit)	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance – January 1, 2008	27,529,010	$2,753	$129,384,746	(8,342,755)	$(30,272,007)	$(3,362,407)	$(417,771)	$95,335,314
Stock-based compensation re: stock options and restricted shares	—	—	696,954	—	—	—	—	696,954
Stock based compensation re: directors fees	72,605	7	179,983	—	—	—	—	179,990
Common stock issued re: vested restricted shares	168,004	17	(17)	—	—	—	—	—
Common stock issued re: ESPP	125,481	13	271,534	—	—	—	—	271,547
Warrant transaction	2,972,204	297	233,838	—	—	—	—	234,135
Net loss	—	—	—	—	—	(49,828,415)	—	(49,828,415)
Change in fair value of interest rate swap agreement, net of tax	—	—	—	—	—	—	(978,069)	(978,069)
Balance – December 31, 2008	30,867,304	$3,087	$130,767,038	(8,342,755)	$(30,272,007)	$(53,190,822)	$(1,395,840)	$45,911,456
Stock-based compensation re: stock options and restricted shares			654,560					654,560
Stock based compensation re: directors fees	73,474	7	113,740					113,747
Common stock issued re: vested restricted shares	170,426	17	(17)					—
Common stock issued re: ESPP	124,492	13	167,167					167,180
Net Income						3,127,843		3,127,843
Purchase of treasury shares				(403,138)	(937,111)			(937,111)
Change in fair value of interest rate swap agreement, net of tax							752,316	752,316
Balance – December 31, 2009	31,235,696	3,124	131,702,488	(8,745,893)	(31,209,118)	(50,062,979)	(643,524)	49,789,991

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended December 31,
	2009	2008
Net income (loss)	$3,127,843	$(49,828,415)
Change in fair value of interest rate swap agreements	752,316	(978,069)
Comprehensive income (loss)	$3,880,159	$(50,806,484)

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Basis of Presentation

ATS Corporation (the “Company”) was incorporated in Delaware on April 12, 2005. The Company was formed to serve as a vehicle for the acquisition of operating businesses in the federal services and defense industries through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combinations.

On January 15, 2007, the Company began operations by consummating a business combination and acquiring all of the outstanding capital stock of Advanced Technology Systems, Inc. (“ATSI”) and its subsidiaries (collectively, “ATSI”), a provider of systems integration and application development to the U.S. government, for approximately $80.2 million in cash and an aggregate of 173,913 shares of common stock of the Company, valued at $1.0 million. The Company funded the cash portion of the ATSI purchase price with the proceeds of its initial public offering. The Company concluded three additional acquisition transactions in 2007 and integrated all four companies into one operational unit.

The Company is an information technology and professional services firm providing information technology solutions and professional services to its clients, primarily the U.S. government. ATSI operates in a single homogenous business segment. Financial information is reviewed and evaluated by the chief operating decision maker on a consolidated basis relating to the single business segment. The Company sells similar services that exhibit similar economic characteristics to similar classes of customers. Revenue is internally reviewed monthly by management on an individual contract basis as a single business segment.

Note 2 — Summary of Significant Accounting Policies

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The actual results could differ from those estimates. Significant management estimates include amounts estimated for costs to complete fixed-price contracts, estimated award fees for certain cost-reimbursable contracts, the amortization period for long-lived intangible assets, recoverability of long-lived assets, reserves for accounts receivable, the determination of the fair values for certain intangible assets, derivative financial instruments, and share-based payments, loss contingencies, and the valuation of income taxes.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company’s revenue is derived from primarily three different types of contractual arrangements: time-and-materials contracts, fixed-price contracts and, to a lesser extent, cost-plus-fee contracts. Revenue on time-and-material contracts is recognized based on the actual hours performed at the contracted billable rates for services provided, plus materials cost for products delivered to the customer, and costs incurred on behalf of the customer. Revenue on fixed-price contracts is recognized ratably over the period of performance or on percentage-of-completion depending on the facts and circumstances of the contract. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. We did not have any cost-plus-fee contracts in 2009 or 2008, but we do for 2010.

The Company’s fixed price contracts are either maintenance and support services based or require some level of customization. Revenue is recognized ratably over the contract period for maintenance and support contracts. In accordance with ASC 985, Software, 605, “Revenue Recognition” (formerly Statement of Position (SOP) 97-2, Software Revenue Recognition), for certain of the Company’s fixed-price-completion contracts that involve software design, customization, or integration, management applies contract accounting pursuant to the provisions of ASC 985-605-35, “Revenue Recognition – Construction and Production-type Contracts” (formerly SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts). Revenue for such arrangements is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Contract costs include labor, material, subcontracting costs, and allocated allowable selling, general and administrative costs. Revenue recognition requires judgment in estimating the revenue and associated costs, assessing risk in performance, and evaluating technical issues. The Company may estimate award fees and incentive fees or penalties in recognizing revenue based on anticipated awards or when there is sufficient information to determine.

On federal government contracts, the Company allocates costs to contracts consistent with the federal procurement regulations. The direct and selling, general and administrative costs associated with these contracts are subject to government audit by DCAA or other cognizant audit agencies. The incurred cost audits have been completed through October 31, 2005. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet performed. The Company’s management performs periodic reviews with the program managers to assess contract performance. If an adjustment is necessary to a previous estimate, the change is normally recorded in the current period earnings.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the costs of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of its standard management process, facts develop that require the Company to revise its estimated total contract costs. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the revision becomes known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can reasonably be estimated.

Under certain circumstances, the Company may elect to work at-risk prior to receiving an executed contract document. The Company has a formal procedure for authorizing any such at risk work to be incurred. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company uses its previous experience with customers and communications with the customer regarding funding status as well as its knowledge of available funding for the contract in making these decisions.

Operating Cost and Expenses

Direct costs consist of all directly-related contract costs, including compensation costs for personnel, material cost and any other direct costs. Also appropriate selling, general and administrative costs are applied to employee direct labor, subcontractor direct labor and material costs and included as direct costs. Selling, general and administrative expenses include executive, administrative and business development labor costs, indirect expenses related to the performance of these functions, and allocations for fringe benefits costs. Depreciation and amortization include the costs associated with the systematic expensing of the Company’s fixed assets, as well as the amortization of the intangible assets.

Stock Compensation

Under the fair value recognition provisions of ASC 718, Stock Compensation, (formerly SFAS No. 123(R), Share Based Payment (“FAS 123(R)”)), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards using the Black-Scholes option pricing model and taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

Deferred Financing Costs

Costs associated with obtaining the Company’s financing arrangements are deferred and amortized over the term of the financing arrangements using the straight-line method.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities, and their respective tax basis, and operating loss and tax credit carry forwards. The differences between the basis of the assets and liabilities for financial reporting and income tax purposes are recorded as deferred income taxes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. When required, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. If there is a change in tax rates the effect on deferred tax assets and liabilities is recognized in income in the period the change occurred.

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

Fair Value of Financial Instruments

ASC Topic 825-10-65 requires disclosure about the fair value of financial instruments. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at December 31, 2009 due to their short maturities.

The fair value of the debt approximates its carrying value at the balance sheet date. The fair value of the Company’s interest rate swap as of December 31, 2009 was based on current market pricing models (See Note 11).

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with ASC 815. Accordingly, derivatives are recognized as either assets or liabilities in the consolidated balance sheet, and gains and losses are recognized based on changes in the fair values. The Company recognizes gains and losses on derivatives designated or deemed to be an effective hedge, net of tax, in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. As an offset to gains or losses recognized in comprehensive income a gross asset or liability is recognized, as well as an appropriate deferred tax liability or asset. To the extent that the hedging relationship is ineffective, the ineffective portion of the change in the fair value is recorded to operations. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and its resulting designation. The Company uses the change in variable cash flow method to measure the effectiveness of its hedges.

Accounting for Warrants and Derivative Instruments

On October 25, 2005, the Company consummated its initial public offering of 21,000,000 units. Each unit consisted of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitled the holder to purchase from the Company one share of its common stock at an exercise price of $5.00. The unexercised warrants expired October 19, 2009.

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

Allowance for Doubtful Accounts

An allowance for bad debt against billed accounts receivable is established by the Company based on experience and information available regarding collectability of receivables. Since the majority of the Company’s receivables result from services provided to the U.S. government, the Company believes the credit risk to be relatively low. The majority of the bad debt recognized in the twelve months ended December 31, 2009 was related to the pre-acquisition commercial sector receivables of Number Six Software. When the balance of an accounts receivable is determined to be uncollectible after exercising all means of collection, the receivable balances are written-off.

Property and Equipment

Property and equipment are recorded at cost. Furniture and equipment are depreciated using the straight-line method over the estimated useful life of the asset based on the asset class ranging from three to seven years. Leasehold improvements are amortized over the lease term or useful life of the improvements, whichever is shorter, using the straight-line method. All repairs and maintenance costs are expensed when incurred.

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. ASC 350 establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and indefinite lived intangible assets acquired in a purchase business combination are not amortized, but rather tested for impairment on an annual basis or at an interim date in the event of a triggering event.

The estimated fair value of identified definitive-lived intangible assets is amortized over the estimated useful life of the related intangible asset. We have a process pursuant to which we typically retain third-party valuation specialists to assist us with our analysis in determining the fair values and useful lives of identified intangible assets. We evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. We determine impairment of goodwill by comparing the carrying value of the reporting unit to the net present value of its future net cash flows. If an impairment occurs, we will record an impairment charge equal to the difference between the carrying value of the reporting unit and its estimated discounted cash flows using a discount rate based on our cost of capital and the related risks of recoverability, combined with market price data, which is a level 2 input under ASC 820-25. See Note 8.

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of ASC 350-05 in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization, the Company reviews the assets for impairment as described in Note 8. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. The Company believes that the carrying value of its long-lived assets as of December 31, 2009 and 2008 is fully realizable. See Note 9.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, and gains and losses that under US GAAP are included in comprehensive income, but excluded from the determination of net income (loss). The element within other comprehensive income (loss), net of tax, represents the change in the fair value of interest rate swap accounted for as a cash flow hedge. As of December 31, 2009 and 2008, the accumulated other comprehensive loss, net of income tax effects, was $643,524 and $1,395,840, respectively, related to the change in the fair value of the interest rate swap.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, obligations, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim can be reasonably estimated.

Income (Loss) Per Share

Basic and diluted net income (loss) per share information is presented in accordance with ASC 260, Earnings Per Share (ASC 260), (formerly SFAS No. 128, Earnings Per Share). Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding, which includes common stock equivalents. Common stock equivalents are excluded from a calculation of diluted income (loss) per share if the impact would be anti-dilutive. Diluted loss per share is calculated by dividing the net income (loss) attributable to common stockholders by only the weighted-average common shares outstanding during the period. The Company’s common stock equivalents include stock options, restricted stock units, and warrants. The weighted average shares outstanding for the year ended December 31, 2009 excludes warrants and stock options to purchase approximately 2,941,129 shares because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. For the year ended December 31, 2008, a total of 3,358,040 common stock equivalents were excluded from the calculation of diluted loss per share for the Company. Information regarding the weighted average number of basic and diluted shares is presented in Note 14.

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

ASC 820 Fair Value Measurements and Disclosures (Formerly FAS 157): ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of ASC 820 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under ASC 815, for which the provisions of ASC 820 should be applied retrospectively. The disclosure requirements of ASC 820, which took effect on January 1, 2008, are presented in Note 11. On January 1, 2009, the Company implemented the previously-deferred provisions of ASC 820 for nonfinancial assets and liabilities recorded at fair value as required. The implementation did not have a material effect on the Company’s consolidated financial position or results of operations.

ASC 805-20-25 Business Combinations (Formerly SFAS No. 141(R), Business Combinations (“FAS 141(R)”)): ASC 805-20-05 requires that the acquisition (or purchase) method of accounting be used for all business combinations and expands the definition of a business, thus increasing the number of transactions which may qualify as business combinations. Contingent consideration will be measured at fair value at the acquisition date, with changes in fair value recognized in earnings, and transaction-related expenses and restructuring costs will be expensed as incurred. Changes in acquired tax contingencies will be recognized in earnings if outside the purchase price allocation period (generally one year or less). Adjustments to finalize purchase price allocations have been revised in the post-acquisition financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Also, in the event of a bargain purchase (acquisition of a business at below fair market value of net assets acquired), a gain could be recognized, or in the event of a change in control of an existing investment, a gain or loss could be recognized. ASC 805 will be applied prospectively to business acquisitions with acquisition dates on or after January 1, 2009. There is no current impact as we have made no acquisitions since January 1, 2009.

ASC 825-10-65 (Formerly FASB Staff Position No. FAS 107-1 and APB 28-1): ASC 825-10-65 expands the fair value disclosures required for all financial instruments within the scope of ASC 825 to interim periods. ASC 825-10-65 also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. ASC 825-10-65 affects interim reporting periods ending after June 15, 2009. The adoption of ASC 825-10-65 has not had a material impact on our financial position, results of operations or cash flows.

ASC 855-10-05 Subsequent Events (Formerly SFAS No. 165, Subsequent Events): ASC 855-10-05 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10-05 affects interim or annual periods ending after June 15, 2009. The Company has adopted the requirements of this pronouncement. Management has evaluated events occurring from December 31, 2009 through February 25, 2010 to ensure that the impact of such events has been recorded or disclosed in the financial statements and accompanying notes thereto.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements - Continued

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

ASU 2009-14 amends the scope of ASC 985, Software, 605, “Revenue Recognition” (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU 2009-13.

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

Other new pronouncements issued but not yet effective until after December 31, 2009 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 4 — Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2009	2008
Billed receivables	$19,559,013	$25,603,602
Unbilled receivables at end of period	3,616,316	4,371,919
Other receivables	65,965	64,114
Total accounts receivable, current	23,241,294	30,039,635
Allowance for doubtful accounts	(743,850)	(770,988)
Accounts receivable, net	$22,497,444	$29,268,647

Billed receivables represent amounts that have either been invoiced on time and material contracts or milestones which have been achieved and invoiced on fixed price contracts

Unbilled receivables include $3.5 million associated with fixed price contracts with specific milestone billing requirements. These fixed priced contracts have established milestone billing schedules for the duration of the contract. The balance of the unbilled receivables is $0.1 million, representing retentions associated with U.S. Coast Guard contracts. Most U.S. Coast Guard contracts require that the Company retain approximately 4% of the invoiced amounts until the period of performance is attained or the deliverable is achieved. All unbilled amounts are expected to be billed in 2010 and are classified as current assets in accordance with industry practice.

The allowance for doubtful accounts is management’s estimate for a prudent reserve against these receivables. The reserves shown represent 3.2% and 2.6% of total accounts receivable at December 31, 2009 and 2008, respectively.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Prepaid Expenses

Prepaid expenses consisted of the following:

	December 31, 2009	December 31, 2008
Insurance	$191,793	$212,119
Vendor advances	—	159,791
Finance charges	70,269	—
Rent	148,242	—
Other	214,927	166,064
Total prepaids	$625,231	$537,974

Note 6 — Property and Equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the respective assets (generally three to seven years) using the straight line method.

Property and equipment consisted of the following:

	December 31, 2009	December 31, 2008
Equipment and furniture	$2,487,982	$2,614,181
Leasehold improvements	2,194,659	2,194,659
Property held under capital leases	—	269,952
Property and equipment, at cost	4,682,641	5,078,792
Less accumulated depreciation and amortization	(1,671,019)	(1,182,136)
Less accumulated depreciation and amortization for leased assets	—	(184,316)
Total property and equipment, net	$3,011,622	$3,712,340

Depreciation and amortization of fixed assets was $836,133 for the year ended December 31, 2009 and $1,254,287 for the year ended December 31, 2008. Accumulated depreciation for property held under capital leases on December 31, 2009 and 2008 was $0 and $184,316, respectively.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Deferred Rent

Deferred rent represents the liability associated with the 10 year lease on the Company’s headquarters in McLean, Virginia. The most significant components of deferred rent are the buildout cost, the original basis of which was $3.2 million, and the amounts associated with the rent escalation. The buildout cost is being amortized over the 10 year life of the lease. The straight-line rent amortization is the sum of the difference between a monthly rent payment and the monthly rent expense of an operating lease that contains escalated payments in future periods.

(nearest 000)
	December 31, 2009	Change During 2009	December 31, 2008
Build-out	$2,698,000	$(320,000)	$3,018,000
Straight-line rent amortization	281,000	169,000	112,000
Expired leases	—	(91,000)	91,000
Totals	$2,979,000	$(242,000)	$3,221,000

Note 8 — Goodwill

As of December 31, 2009, there was $55.4 million in goodwill recorded. The cost basis of the goodwill that is deductible for income tax purposes is approximately $14.0 million as of December 31, 2009.

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business acquisitions. In accordance with ASC 350, goodwill must be recorded at the reporting unit level. Reporting units are defined as an operating segment or one level below an operating segment. We operate as one segment and one reporting unit. ASC 350 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.

The Company performs its annual impairment tests as of August 31st each year, the valuation date. As a result of such analysis in 2008, the Company concluded that the estimated fair value of the Company exceeded its carrying value. Thus the Company recorded an impairment charge of $56.8 million of which $48.8 million was related to goodwill and $8.0 million was related to customer related intangible assets.

Following the impairment and adjustments related to post-acquisition expenses, goodwill at December 31, 2008 and December 31, 2009 was:

Balance, January 1, 2008	$107,600,686
Impairment	(48,820,588)
Other Adjustments	348,550
Balance, December 31, 2008	$59,128,648
Other Adjustment	(3,758,637)
Balance, December 31, 2009	$55,370,011

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Goodwill  – (continued)

During 2009, the Company recorded an approximately $3.8 million reduction to goodwill reflecting the amount awarded from escrow as a result of a working capital adjustment in the ATSI acquisition.

In 2008, in addition to the impairment charge, goodwill was adjusted to reflect the payment of an earn-out associated with the PMG acquisition and other acquisition related adjustments required to finalize the purchase price allocations related to the 2007 acquisitions.

Note 9 — Intangible Assets

Intangible assets represent the customer contracts and backlog resulting from the acquisitions as follows:

	December 31, 2009	December 31, 2008
Customer contracts and relationships	8,235,000	$8,235,000
Marketing and technology	1,112,286	1,112,286
Intangible assets	9,347,286	9,347,286
Less accumulated amortization	(3,244,488)	(1,042,600)
Total intangible assets, net	$6,102,798	$8,304,686

The Company recorded an impairment charge related to intangible assets in the amount of approximately $8 million for the fiscal year ended 2008.

Intangible assets subject to amortization were evaluated as follows:

Assets	Weighted- Average Amortization Period	Carrying Amount as of December 31, 2009	Amortization 2009	Adjusted Carrying Amount as of December 31, 2008
Customer-related intangible assets	53 mos.	$5,748,964	$(1,864,527)	$7,613,491
Marketing-related intangible assets	38 mos.	132,267	(254,523)	386,790
Technology-related intangible assets	60 mos.	221,567	(82,838)	304,405
Totals	52 mos.	$6,102,798	$(2,201,888)	$8,304,686

The combined weighted average amortization period of all intangible assets is scheduled below.

Basis for Amortization	Asset Value	Remaining Life
Customer contracts and relationships	$8,235,000	53 mos.
Marketing and technology	1,112,286	46 mos.
Total	9,347,286

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Intangible Assets  – (continued)

The intangible assets are amortized over periods ranging from 26 to 60 months. Amortization expense for the years ended December 31, 2009 and 2008 was $2.2 million and $5.2 million, respectively. Expected amortization expense for each of the fiscal years through December 31, 2013 is as follows:

Fiscal Year Ended	Amount
December 31, 2010	1,992,328
December 31, 2011	1,992,328
December 31, 2012	1,962,764
December 31, 2013	155,378
Total	$6,102,798

Note 10 — Restricted Cash

The Company is required to maintain $1,200,000 on deposit with a financial institution to support a bonding requirement for one of ATSI’s state contracts. Such amount including interest earned is reflected in restricted cash in the accompanying 2009 consolidated balance sheet. We expect the performance under this contract to be completed in 2010, whereby the bond will be released and the deposit refunded, and have classified such amount as a current asset.

Note 11 — Debt

Debt consisted of the following:

	December 31, 2009	December 31, 2008
Bank Financing	$18,688,235	$32,555,058
Notes payable	2,502,900	4,520,833
Total long-term debt	$21,191,135	$37,075,891
Less current portion	(21,191,135)	(2,583,333)
Long-term debt, net of current portion	$—	$34,492,558

Bank Financing

The Company has a credit facility with Bank of America, N.A. (the “Facility”) which provides for borrowing up to $50 million.

The Facility is a three-year, secured facility that permits continuously renewable borrowings of up to $50.0 million, with an expiration date of June 4, 2010. The Company pays a fee in the amount of .20% to .375% on the unused portion of the Facility, based on its consolidated leverage ratio, as defined. Any outstanding balances under the Facility are due in full June 4, 2010. Management is in the process of renewing or obtaining a new credit facility to refinance outstanding borrowing and provide for additional working capital for business needs. Based upon such discussions, management believes it will obtain new financing under terms similar to the existing Facility.

Borrowings under the Facility bear interest at rates based on 30 day LIBOR plus applicable margins based on the leverage ratio as determined quarterly. As of December 31, 2009, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Facility was 4.7%.

The Company capitalized $205,000 of debt issuance costs in 2007 associated with the Facility. An additional $130,091 in financing costs were capitalized in May 2008 in connection with the third amendment to the Facility. All debt financing costs are being amortized from the date incurred to June 4, 2010, the maturity date of the Facility. The unamortized balance of $70,269 at December 31, 2009 is included in prepaid expenses.

As a condition to the increase in the commitments by the bank under the Facility, the Company entered into a forward interest rate swap agreement in November 2007 under which it exchanged floating-rate interest payments for fixed-rate interest payments. The agreement covers a notional amount of $35.0 million and provides for swap payments through December 1, 2010 with such swaps being settled on a monthly basis. The fixed interest rate provided by the agreement is 4.47%.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Debt – (continued)

The Company accounts for its interest rate swap agreement as a cash flow hedge, the fair value of an interest rate swap is based on the net present value of its net projected cash flows, which are a level 3 input under ASC 820-25 (Formerly FAS 157). The Company has determined that the swap is 81.1% effective for the variable rate debt for the year ended December 31, 2009 and 100% for the year ended December 31, 2008. Accordingly, the fair value of the interest rate swap agreement at December 31, 2009, a liability of $1.4 million, has been reported in other accrued expenses and current liabilities with an offset, net of an income tax effect of $0.5 million. In addition, the ineffectiveness of the instrument resulted in the recognition of an interest expense amount of $0.4 million, which is itself net of deferred income taxes of $0.1 million. This resulted in an amount included in accumulated other comprehensive income within stockholders’ equity of $0.6 million. The decrease in fair value of $0.9 million from $2.3 million as of December 31, 2008, which is net of income tax effects of $0.3 million, is reported as comprehensive loss in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2009. If the Company determines that the swap has become ineffective, the remainder of the other comprehensive loss could be reclassified to operating income.

Cash Flow Hedge	Balances December 31, 2009	Changes During Year	Effectiveness Entry	Balances December 31, 2008
Deferred income tax	$400,571	$(349,981)	$(136,864)	$887,416
Other long-term liability	(1,044,095)	885,141	354,020	(2,283,256)
Other comprehensive loss	643,524	(535,160)	(217,156)	1,395,840
Total	$—	$—	$—	$—

As of December 31, 2009, the Company estimates the amount of unrecognized losses on cash flow hedges to be reclassified to earnings in the next twelve months to be approximately $0.6 million.

Notes Payable

The Company entered into notes with the sellers in connection with the acquisitions of PMG and NSS as scheduled below, as well as a note to finance an insurance premium.

Notes	Date of Note	12/31/2009 Long Term Portion	12/31/2009 Current Portion	2009 Principal Payments	2009 Notes Issued	12/31/2008 Balances	2009 Interest Payments	Interest Rate
PMG acquisition	08/31/2007	$—	$562,500	$750,000	$—	$1,312,500	$70,331	6.82	%(1)
NSS acquisition	11/09/2007	—	1,889,362	1,318,971	—	3,208,333	161,484	6.6275	%(2)
Premium	07/01/2009	—	51,038	88,138	139,176	—	1,633	2.71	% (3)
Total		$—	$2,502,900	$2,157,109	$139,176	$4,520,833	$233,448

(1)	Interest and principal payments due quarterly with final payment due August 2010.

(2)	Interest and principal payments due quarterly with final payment due November 2010.

(3)	Note signed for 10 months for general business insurance premium.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consisted of the following:

	December 31, 2009	December 31, 2008
Bank overdraft	$1,989,189	$2,734,869
Loss Contingency	1,500,000	—
Swap liability	1,398,115	—
Accrued expenses	987,375	909,986
Accrued interest expense	183,118	222,726
Contract loss reserves	52,416	712,542
Other	246,683	94,405
Total other accrued expenses and current liabilities	$6,356,896	$4,674,528

Note 13 — Leases

The Company leases office space and certain equipment under various operating leases. Rent expense on certain leases containing fixed escalations or other lease incentives is recognized on a straight line basis over the term of each lease. The leases expire over the next nine years. As of December 31, 2009, future minimum lease payments due under these leases are as follows:

Year	Operating Leases	Facility Rent	Subtotal Commitments	Sublease Income	Net Lease Payments
2010	$16,586	$2,115,407	$2,131,993	$2,319	$2,129,674
2011	—	1,734,709	1,734,709	—	1,734,709
2012	—	1,745,153	1,745,153	—	1,745,153
2013	—	1,788,782	1,788,782	—	1,788,782
2014 and thereafter	—	8,444,791	8,444,791	—	8,444,791
Total	$16,586	$15,828,842	$15,845,428	$2,319	$15,843,109

Rent expense was approximately $2,330,000 and $3,216,000, for the years ended December 31, 2009 and 2008, respectively.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income (Loss) Per Share

Income (loss) per share and the weighted average common shares are calculated as follows:

	ATS Corporation
	Years Ended December 31,
	2009	2008
Net Income (Loss)	$3,127,843	$(49,828,415)

Weighted average number of basic shares outstanding during the period	22,669,066	21,231,654
Dilutive effect of shares from assumed conversion of options, warrants and restricted stock	97,774	—
Weighted average number of dilutive shares outstanding during the period	22,766,840	21,231,654
Basic net income (loss) per share	$0.14	$(2.35)
Diluted net income (loss) per share	$0.14	$(2.35)

The weighted average shares outstanding for the year ended December 31, 2009 excludes warrants and stock options to purchase approximately 2,941,129 shares because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. For the year ended December 31, 2008, a total of 14,690,529 common stock equivalents were excluded from the calculation of diluted loss per share for the Company.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Stock Plans and Stock-Based Compensation

Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation (formerly SFAS No. 123(R)), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. A summary of the components of stock-based compensation expense and related income tax benefits recognized during the years ended December 31, 2009 and 2008 is as follows:

	Years Ended December 31,
	2009	2008
Stock-based compensation included in selling & general administrative expenses
Non-qualified stock option expense	$143,153	$119,066
Restricted stock expense	511,407	577,888
Stock grants to directors in lieu of cash	113,747	179,990
Total stock-based compensation expense	$768,307	$876,944
Related recognized tax benefit	(185,770)	(182,934)
Total After-Tax Stock-Based Compensation Expense	$582,537	$694,010

The fair value of options granted during the year ended December 31, 2009 and December 31, 2008 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following range or weighted average assumptions:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Expected dividend yield	—%	—%
Expected volatility	55.3-80.4%	36.2-43.0%
Risk free interest rate	1.42%	2.99%
Expected life of options	6.25 years	6.25 years
Forfeiture rate	4.25%	4.25%

Expected volatility is calculated based on a two-year running average based on the Company’s stock price. Prior to December 31, 2008, the Company calculated expected volatility using the stock prices of similar companies in its peer group.

On January 12, 2008, the stockholders of the Company approved the ATS Corporation 2006 Omnibus Incentive Compensation Plan (the “Plan”). Under the Plan, the Company reserved 1.5 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, or non-qualified stock options or through restricted stock units. During the year ended December 31, 2009, the Company issued 332,000 stock options and 263,142 shares of restricted stock. The stock options have vesting periods of up to four years. During the year ended December 31, 2009, 141,875 options vested, of which 15,125 vested options were forfeited after termination of employment. In addition, 73,375 unvested options were subsequently forfeited in 2009.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Stock Plans and Stock-Based Compensation  – (continued)

A summary of the stock option activity is presented below:

(In Thousands, Except Share and Per Share Data)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2008	404,000	$3.92	9.66	$—
Options granted	178,500	2.15		—
Options forfeited	(188,000)	3.84		—
Options outstanding, January 1, 2009	394,500	$3.16	8.97	$—
Options granted	332,000	1.52		302,160
Options forfeited	(88,500)	2.39		39,245
Options outstanding, December 31, 2009	638,000	$2.41	8.58	310,655

Options exercisable at December 31, 2009	132,000	$3.48	7.82	$10,430

Options outstanding as of December 31, 2009 were:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted- average Remaining Life in Years	Weighted- average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted- average Exercise Price	Aggregate Intrinsic Value
$1.40	80,000	9.0	$1.40	$82,400	—	—	$—
1.50	199,500	9.3	1.50	185,535	—	—	—
2.15	149,000	8.4	2.15	41,720	37,250	$2.15	10,430
2.23	5,000	9.7	2.23	1,000	—	—	—
2.50	15,000	10.0	2.50	—	—	—	—
3.40	50,000	8.0	3.40	—	25,000	3.40	—
3.50	30,000	7.9	3.50	—	15,000	3.50	—
3.67	30,000	7.8	3.67	—	15,000	3.67	—
3.75	4,500	7.5	3.75	—	2,250	3.75	—
4.32	15,000	7.2	4.32	—	7,500	4.32	—
4.88	60,000	7.2	4.88	—	30,000	4.88	—
	638,000	8.6	$2.41	$310,655	132,000	$3.48	$10,430

The weighted average grant date fair value of options granted during the years ended December 31, 2009 and 2008 were $0.94 and $2.15. As of December 31, 2009, there was approximately $544,000 of unrecognized compensation expense, to be recognized over a weighted-average period of 2.8 years. The fair value of options vested during the twelve month periods ended December 31, 2009 and 2008 was approximately $113,000 and $220,000, respectively.

Pursuant to the Plan, during the year ended December 31, 2009, the Company granted 263,142 restricted shares valued at $0.4 million to certain employees and directors. The stock price range was from $1.40 to $1.75 per share. Such shares vest ratably over a five-year period. During 2009, 170,427 shares from current and previous years vested.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Stock Plans and Stock-Based Compensation  – (continued)

A summary of the activity of the Company’s restricted shares is presented below:

Nonvested Restricted Stock	No. of Shares	Weighted-average Grant-Date Fair Value
Nonvested at January 1, 2008	625,662	$3.72
Granted	102,604	2.11
Vested	(168,005)	3.69
Forfeited	(152,396)	3.57
Nonvested at January 1, 2009	407,865	$3.38
Granted	263,142	1.49
Vested	(170,427)	3.08
Forfeited	(37,594)	3.28
Nonvested at December 31, 2009	462,986	$2.42

There was $1.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the Plan as of December 31, 2009. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the year ended December 31, 2009 was $524,314.

In addition to employee based stock compensation the directors have the option to be paid their fees in stock or cash. Director fees paid in the form of stock during 2009 and 2008 amounted to $113,747 and 179,990, respectively.

Stock Purchase Plan

On July 24, 2007, the Company adopted an employee stock purchase program with a commencement date of October 1, 2007. The program is officially called the 2007 Employee Stock Purchase Plan (the “ESPP”). The Company initially reserved an aggregate of 150,000 shares of Common Stock exclusively for issuance under the ESPP. Under the ESPP eligible employees may acquire shares of the Company’s common stock at periodic intervals, namely four month offering periods (the “Offering Periods”) during which payroll deductions are made and shares are subsequently purchased at a discount. The ESPP was approved by our shareholders at the May 7, 2008 annual meeting. As of December 31, 2009, 249,973 shares have been issued under the ESPP at a weighted average price per share of $1.76.  Of these shares, 124,492 were purchased by the employees at a weighted average price per share of $1.34 during the twelve months ended December 31, 2009.

The number of shares of common stock authorized under the ESPP is subject to an automatic annual increase on the first day of the Company’s fiscal year by an amount equal to the lesser of (i) 100,000 shares, (ii) 1% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Accordingly, the Board has increased the number of shares authorized under the ESPP by 100,000 for fiscal years 2009 and 2010.

Note 16 — Common Stock

      On May 19, 2008, the Company announced the completion of its early warrant exercise program. As a result of the 33,400,020 warrants exercised in this program, 2,972,204 new shares of common stock were issued. This consisted of 33,073,703 warrants tendered for cashless exercise in exchange for 2,645,887 shares of common stock (on the basis of 12.5 warrants for one share of common stock), and 326,317 warrants exercised by payment of a reduced cash price of $2.25 per share. Proceeds received by the Company were $734,192 and expenses were $500,057. The 2,980,175 warrants that were not exercised during the tender offer had their original terms reinstituted and expired on October 19, 2009.

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

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Common Stock  – (continued)

On February 12, 2009, the Board of Directors approved a repurchase program authorizing the Company to purchase up to 2.0 million shares of Company common stock for not more than $3 million, in the open market from time to time over a twelve-month period. The timing of the share repurchases under the program is at the discretion of the Company and will depend on a variety of factors, including market conditions and bank approvals and may be suspended or discontinued at any time. Common stock acquired through the repurchase program will be held by the Company as treasury shares and may be used for general corporate purposes, including re-issuances in connection with acquisitions, employee stock option exercises or other employee stock plans.

ATSC repurchased approximately 403,000 shares of common stock for approximately $937,000 during the five months ended December 31, 2009 as part of the repurchase program. The Company currently has approximately 22.5 million shares outstanding.

Note 17 — Income Taxes

Effective January 1, 2007, the Company was required to adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes now ASC Topic 740-10, Income Taxes (ASC740-10)). ASC 740-10 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Since adoption, the Company has not had any uncertain tax positions requiring derecognition.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company, or its subsidiary, files income tax returns in the U.S. federal jurisdiction and various states. For income tax returns filed by us, the Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2006, although carry forward tax attributes that were generated prior to 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. It is the Company’s policy to recognize interest and penalties related to income tax matters in penalty expense. For both the years ended December 31, 2009 and 2008, there were less than $0.1 million interest and penalties, respectively.

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2009	2008
Current:
Federal	$2,429,396	$2,828,920
State and local	519,057	375,574
Total current	2,948,453	3,204,494
Deferred:
Federal	(684,898)	(6,927,277)
State and local	(82,828)	(919,681)
Total deferred	(767,726)	(7,846,958)
Total income tax expense (benefit)	$2,180,727	$(4,642,464)

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Income Taxes  – (continued)

The income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 34% as a result of the following:

	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
Expected tax expense computed at the federal rate	$1,804,914	$(18,520,099)	34.0%	34.0%
(Not includable) nondeductible items	(46,885)	244,568	(0.8)%	(0.4)%
Goodwill impairment	—	15,837,442	—	(29.1)%
Adjustment for prior-year taxes	180,881	284,034	3.4%	(0.5)%
State and local taxes, net of federal	235,586	(2,458,771)	4.4%	4.5%
Other	6,231	(29,638)	0.1%	0.1%
Total income tax expense (benefit)	$2,180,727	$(4,642,464)	41.1%	8.6%

The tax effects of temporary differences that give rise to significant deferred tax assets (liability) are presented below:

	As of December 31,
	2009	2008
Deferred tax assets:
Reserves and accruals	$1,854,709	$1,243,448
Goodwill	1,831,086	2,296,397
Fixed assets	—	—
Stock-based compensation	77,336	211,790
Deferred rent	1,144,891	1,240,800
Capital loss on sale of ATS International	140,750	141,029
Net operating loss carry forward	327,364	357,831
Start up costs	400,298	434,515
Other	537,445	879,371
Total deferred tax assets	6,313,879	6,805,181
Valuation allowance	(140,750)	(141,029)
Total deferred tax assets net of valuation allowance	6,173,129	6,664,152
Deferred tax liabilities:
Goodwill	—	—
Fixed assets	(1,010,184)	(1,123,725)
Intangible assets	(1,244,739)	(2,007,993)
Prepaid expenses	(156,335)	(207,196)
Other	—	—
Total deferred tax liabilities	(2,411,258)	(3,338,914)
Net deferred tax asset	$3,761,871	$3,325,238

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Income Taxes  – (continued)

As of December 31, 2009, the Company had a valuation allowance of $141,750 related to acquired capital loss carry forwards for which the Company believes more likely than not that the benefit will not be realized prior to expiration. To the extent the valuation allowance is reversed into income in the future due to the utilization of the deferred tax assets.

Our GAAP basis net loss for the 2008 fiscal year was driven primarily by nondeductible differences.  The loss in 2008 was the result of an impairment charge on goodwill, the majority of which was not deductible for tax purposes.  As such, we had operating income prior to these adjustments for 2008, while still having taxable income.  As our operations continue to be profitable, we expect to have taxable income in 2010 and in future periods that will enable us to fully utilize our deferred tax assets other than the deferred tax asset associated with the capital loss carryforward.

As of December 31, 2009 the Company had federal net operating loss carry forwards for tax purposes of approximately $0.9 million. These net operating loss carry forwards are limited by certain tax laws and are deductible ratably through 2020, although they begin to expire in 2010. As of December 31, 2009, the Company also had capital loss carry forwards for tax purposes of $366,000, which expire in 2010.

Components of tax expense above do not include the deferred tax benefits of unrealized gains or losses related to the interest rate swap (see Note 11) recorded to other comprehensive income.

Note 18 — Market Segments and Significant Customers

Gross revenue prior to any prompt pay discounts by customer sector was as follows:

	Year Ended December 31
($ in Thousands)	2009		2008
Department of Defense	$37,407	31.5%	$44,332	33.7%
Federal civilian agencies	55,731	46.9%	51,699	39.3%
Commercial and other	22,478	18.9%	32,098	24.4%
State & local government	3,128	2.7%	3,420	2.6%
Total	$118,744	100.0%	$131,549	100.0%

Although ATSI views itself as having several market segments, it operates in a single homogenous reporting segment. Financial information is reviewed and evaluated by the chief operating decision maker on a consolidated basis relating to the single reporting segment. The Company sells similar services that exhibit similar economic characteristics to similar classes of customers. Revenue is internally reviewed monthly by management on an individual contract basis as a single business segment.

Note 19 — Retirement Savings Plan

The Company has a qualified 401(k) retirement plan (“401(k) Plan”) that was funded by contributions from the Company and substantially all full-time employees who elect to participate in the plan. The employer contributions are 50% of employee contributions, up to 3% of an employee’s gross salary. The employer contributions to the 401(k) Plan for the years ended December 31, 2009 and 2008 were $1,381,712 and $1,526,500, respectively. Employer contributions vest immediately.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Commitments & Contingencies

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

We were a defendant in Maximus, Inc. vs. Advanced Technology Systems, Inc., previously pending in the Connecticut Superior Court, Complex Litigation Docket. The lawsuit regarded breach of contract and other claims related to a subcontract between Maximus and ATSI associated with a prime contract between Maximus and the State of Connecticut. Based on the complaint filed in the suit, Maximus sought damages in excess of $3.5 million. The case was filed in August 2007.

In January of 2009, the case was consolidated for discovery purposes with an action brought by the State of Connecticut against Maximus relating to the prime contract.  As of February 23, 2010, the State of Connecticut advised Maximus that it was accepting Maximus' settlement offer.  We, in turn, have agreed to the financial terms of a settlement with Maximus.  As of this time, we, Maximus, and the State of Connecticut are negotiating other terms of the settlement with a view towards memorializing the settlement into a final written agreement. In accordance with the terms of the expected settlement, ATSC has recorded a $1.5 million loss contingency.

Further, based on the claims asserted in the lawsuit, we have made an indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI.

Following the indemnification demand, the former principal owners of ATSI brought an arbitration against us with the American Arbitration Association claiming that the former owners do not owe us any indemnification obligations for the Maximus lawsuit or the Maximus subcontract. At our request, the arbitration was stayed pending the outcome of the Maximus lawsuit described above. Once the Maximus lawsuit has been fully resolved, we intend to pursue our indemnification claim against the former principal owners of ATSI.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Summarized Quarterly Financial Information (Unaudited)

The table below sets forth selected unaudited quarterly condensed financial operating results of the Company for years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009
	First	Second	Third	Fourth
Revenue	$27,156,514	$30,266,809	$32,074,434	$29,161,182
Operating expenses	25,472,379	27,546,164	28,204,114	27,829,687
Income from operations	$1,684,135	$2,720,645	$3,870,320	$1,331,495
Other income (expense)	(774,080)	(792,604)	(537,705)	(2,193,636)
Provision for income taxes	(484,466)	(756,253)	(1,340,816)	400,808
Net income (loss)	$425,589	$1,171,788	$1,991,799	$(461,333)
Basic earnings per share	$0.02	$0.05	$0.09	$(0.02)
Diluted earnings per share	$0.02	$0.05	$0.09	$(0.02)
Weighted-average shares outstanding:
Basic	22,542,200	22,660,767	22,741,726	22,728,722
Diluted	22,542,200	22,660,767	22,846,549	22,890,749

	Year Ended December 31, 2008
	First	Second	Third	Fourth
Revenue	$34,873,525	$33,788,772	$32,032,605	$30,853,655
Operating expenses	33,760,930	32,763,907	87,837,435	28,258,932
Income from operations	$1,112,595	$1,024,865	$(55,804,830)	$2,594,723
Other income (expense)	(733,530)	(949,434)	(910,371)	(804,897)
Gain (loss) on warrant liability	—	—	—	—
Provision for income (tax expense) benefit	(104,036)	(8,579)	5,759,836	(1,004,757)
Net income (loss)	$275,029	66,852	$(50,955,365)	$785,069
Basic earnings per share	$0.01	$—	$(2.28)	$0.03
Diluted earnings per share	$0.01	$—	$(2.28)	$0.03
Weighted-average shares outstanding:
Basic	19,242,698	20,410,516	22,381,860	22,442,163
Diluted	19,242,698	20,465,439	22,381,860	22,442,163

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Subsequent Events

Exchange Listing

On January 5, 2010, the Company’s shares began trading on the New York Stock Exchange Amex exchange under the ticker “ATSC”.

Claim Settlement

On January 13, 2010, the Company settled an indemnification claim with the sellers of Number Six Software, Inc. for $495,000 which will be recorded as a reduction to notes payable and an increase in other income in the first quarter 2010 interim financial statements.

ATS CORPORATION

Item 15(a) 2. Supplementary Financial Data

Schedule II — Valuation and Qualifying Accounts for fiscal years ended December 31, 2009 and 2008.

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2009
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$770,988	$1,150,993	$(1,178,131)	$—	$743,850
2008
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$91,247	$1,278,265	$(598,524)	$—	$770,988

Deductions for bad debt write-offs associated with Number Six Software, Inc. accounted for $654,011 of 56% of the deductions for 2009. These were included in the claim against the former NSS shareholders, net of associated tax benefits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATS CORPORATION
March 24, 2010	By: /s/ Edward H. Bersoff Dr. Edward H. Bersoff Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Edward H. Bersoff Dr. Edward H. Bersoff	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2010
/s/ Pamela A. Little Pamela A. Little	Executive Vice President and Chief Financial Officer	March 24, 2010
/s/ Kevin Flannery Kevin Flannery	Director	March 24, 2010
/s/ Joel R. Jacks Joel R. Jacks	Director	March 24, 2010
/s/ Joseph A. Saponaro Joseph A. Saponaro	Director	March 24, 2010
/s/ Peter M. Schulte Peter M. Schulte	Director	March 24, 2010
/s/ Edward J. Smith Edward J. Smith	Director	March 24, 2010
/s/ Jack Tomarchio Jack Tomarchio	Director	March 24, 2010