Form 10-Q
period 2010-03-31
ATS CORP
filed 2010-04-28
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 OR

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

——
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
Yes   ☐    No   ☒

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of April 27, 2010 was 22,417,602.

ATS CORPORATION

TABLE OF CONTENTS

ATS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$134,913	$178,225
Restricted cash	1,324,648	1,324,510
Accounts receivable, net	20,447,469	22,497,444
Prepaid expenses and other current assets	448,674	625,231
Income taxes receivable	120,739	205,339
Other current assets	51,171	46,057
Deferred income taxes, current	2,430,547	2,361,611

Total current assets	24,958,161	27,238,417

Property and equipment, net	2,877,940	3,011,621
Goodwill	55,370,011	55,370,011
Intangible assets, net	5,604,716	6,102,798
Other assets	146,567	146,567
Deferred income taxes	1,495,795	1,400,260

Total assets	$90,453,190	$93,269,674
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,995,387	$21,191,135
Accounts payable	5,102,145	4,753,800
Other accrued expenses and current liabilities	4,596,635	6,356,896
Accrued salaries and related taxes	3,495,647	4,541,509
Accrued vacation	2,499,145	2,259,538
Income taxes payable	946,901	—
Deferred revenue	813,456	1,392,457
Deferred rent – current portion	320,498	320,498

Total current liabilities	36,769,814	40,815,833

Deferred rent – net of current portion	2,616,000	2,658,055
Other long-term liabilities	5,794	5,795

Total liabilities	39,391,608	43,479,683

Shareholders’ equity:
Preferred stock $.001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $.001 par value, 100,000,000 shares authorized, 31,314,745 and 30,867,304 shares issued, respectively, and 22,416,852 and 22,524,549 shares outstanding, respectively	3,162	3,124
Additional paid-in capital	131,936,469	131,702,488
Treasury stock, at cost, 8,897,893 and 8,342,755 shares held, respectively	(31,663,758)	(31,209,118)
Accumulated deficit	(48,956,411)	(50,062,979)
Accumulated other comprehensive loss (net of tax benefit of $160,386 and $338,606, respectively)	(257,880)	(643,524)

Total shareholders’ equity	51,061,582	49,789,991

Total liabilities and shareholders’ equity	$90,453,190	$93,269,674

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010 (unaudited)	2009 (unaudited)

Revenue	$30,511,983	$27,156,514

Operating costs and expenses
Direct costs	21,415,612	18,195,737
Selling, general and administrative expenses	6,403,221	6,492,515
Depreciation and amortization	640,837	784,127
Total operating costs and expenses	28,459,670	25,472,379

Operating income	2,052,313	1,684,135

Other (expense) income
Interest, net	(821,155)	(774,080)
Other income	500,000	—

Income before income taxes	1,731,158	910,055

Income tax expense	624,590	484,466

Net income	$1,106,568	$425,589

Weighted average number of shares outstanding
—basic	22,536,486	22,542,200
—diluted	22,742,880	22,542,200

Net income per share
—basic	$0.05	$0.02
—diluted	$0.05	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2010 (unaudited)	2009 (unaudited)

Cash flows from operating activities
Net income	$1,106,568	$425,589
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	640,837	781,688
Non-cash other income from claim settlement	(495,000)	—
Non-cash interest expense SWAP agreement	328,766
Stock-based compensation	162,492	105,219
Deferred income taxes	(405,254)	274,106
Deferred rent	(42,055)	(45,334)
Gain on disposal of equipment	(5,000)	—
Provision for bad debt	495,422	123,871

Changes in assets and liabilities, net of adjustments related to other comprehensive loss:
Accounts receivable	1,554,554	5,641,195
Prepaid expenses and other current assets	176,557	(94,646)
Restricted cash	(138)	(3,831)
Other assets	(5,114)	48,340
Accounts payable	365,864	66,803
Other accrued expenses and accrued liabilities	(1,462,500)	(2,086,536)
Accrued salaries and related taxes	(1,045,862)	(89,936)
Accrued vacation	239,608	231,248
Accrued interest	(17,520)	13,616
Income taxes payable and receivable	1,031,400	(749,051)
Other current liabilities	(579,001)	573,737

Net cash provided by operating activities	2,044,624	5,216,078

Cash flows from investing activities
Purchase of property and equipment	(9,074)	(80,400)
Proceeds from disposals of equipment	5,000	—

Net cash used in investing activities	(4,074)	(80,400)

Cash flows from financing activities
Borrowings on line of credit	18,916,849	14,027,500
Payments on line of credit	(19,539,208)	(18,877,448)
Payments on notes payable	(1,078,390)	(645,813)
Payments on capital leases	—	(20,992)
Proceeds from stock issued pursuant to Employee Stock Purchase Plan	71,527	59,966
Payments to repurchase treasury stock	(454,640)	—

Net cash used in financing activities	(2,083,862)	(5,456,787)

Net decrease in cash	(43,312)	(321,109)

Cash, beginning of period	178,225	364,822

Cash, end of period	$134,913	$43,713

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$—	$962,600
Income tax refunds	1,128	3,189
Interest paid	518,127	823,657
Interest received	8,080	7,980
Non-cash investing and financing activities and adjustment to other comprehensive loss:
Unrealized other comprehensive income (loss) on interest rate swap, net of tax	(183,302)	(71,578)

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

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). These statements include all adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations, and cash flows. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those instructions, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2009 Annual Report on Form 10-K. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

ASU 2009-13 & ASU 2009-14: In September, 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance. ASU 2009-13 amends ASC 605, Revenue Recognition, 25, “Multiple-Element Arrangements” (formerly EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”), as follows: modifies criteria used to separate elements in a multiple-element arrangement, introduces the concept of “best estimate of selling price” for determining the selling price of a deliverable, establishes a hierarchy of evidence for determining the selling price of a deliverable, requires use of the relative selling price method and prohibits use of the residual method to allocate arrangement consideration among units of accounting, and expands the disclosure requirements for all multiple-element arrangements within the scope of ASC 605-25.

ASU 2009-14 amends the scope of ASC 985, Software, 605, “Revenue Recognition” (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU 2009-13. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC 250, Accounting Changes and Error Corrections. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. Management is reviewing ASU 2009-13 and ASU 2009-14 for applicability to the Company’s revenue recognition policies.  The Company will adopt this standard for our fiscal year beginning January 1, 2011.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not yet effective until after March 31, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 3 — RESTRICTED CASH

The Company is required to maintain $1.2 million on deposit with a financial institution to support a bonding requirement for one of the ATSI state contracts. This amount, and accumulated interest of $124,648 and $124,510 earned thereon as of March 31, 2010 and December 31, 2009, respectively, is reflected in restricted cash in the accompanying consolidated balance sheets. We expect the performance under this contract to be completed in 2010, whereby the bond will be released and the deposit refunded.

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

In order to manage interest rate fluctuation exposure on bank debt, the Company entered into an interest rate swap agreement with Bank of America, NA (“Bank of America”) on November 9, 2007 providing the Company an ability to eliminate the variability of interest expense based on $35 million of floating rate debt. The purpose of the derivative instrument is to hedge cash flows and not for trading purposes. The Company records cash payments and receipts related to its interest rate swap as adjustments to interest expense and as a component of operating cash flow.

Historically the Company accounted for its interest rate swap agreement as a cash flow hedge. The fair value of an interest rate swap is based on the net present value of its net projected cash flows, which are a level 3 input under ASC 820-25 (formerly SFAS No. 157). Accordingly, the fair value of the interest rate swap agreement of $1,100,354 and $1,398,115 is included in other accrued expenses and current liabilities, as of March 31, 2010 and December 31, 2009, respectively, related to this interest rate swap. In March 2010, management concluded that the hedge was no longer highly effective.  Since the hedge is no longer highly effective in offsetting cash flows, we have reclassified $328,766 in other comprehensive income to interest expense for the quarter ended March 31, 2010.

NOTE 5 — STOCK PLANS AND STOCK-BASED COMPENSATION

Under the fair value recognition provisions of ASC 718, Stock Compensation (formerly SFAS No. 123(R), Share Based Payment (“FAS 123(R)”)), the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. The components of the stock-based compensation expense recognized during the three-month periods ended March 31, 2010 and 2009 are as follows:

Compensation Related to Options and Restricted Stock	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Non-qualified stock option expense	$46,000	$37,000
Restricted stock	130,000	74,000
Forfeitures in excess of estimate	(14,000)	(6,000)
Total stock-based compensation expense	$162,000	$105,000

Stock Options – The Company estimates the fair value of options as of the date of grant using the Black-Scholes option pricing model. A total of 15,000 options were granted during the three-month period ended March 31, 2010. A total of 110,000 options were granted during the three-month period ended March 31, 2009.  The fair value of options granted during the three-month period ended March 31, 2010 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Expected dividend yield	—%	—%
Expected volatility	80.4%	55.3%
Risk free interest rate	2.5%	2.9%
Expected life of options	6.3 years	6.3 years
Forfeiture rate	4.25%	4.25%

NOTE 5 — STOCK PLANS AND STOCK-BASED COMPENSATION (continued)

The fair value of options granted during the three months ended March 31, 2010 was $1.75 per share. As of March 31, 2010, there was $425,371 of unrecognized compensation expense related to unvested options. This cost is expected to be recognized over a weighted-average period of 2.6 years. The table below provides stock option information for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-the- Money Options

Options outstanding at January 1, 2010	638,000	$2.40	9.45	$310,655	(1)
Options granted	15,000	2.45	9.76	9,150	(2)
Options expired	—	—	—	—
Options forfeited	(30,000)	2.75	8.07	18,525	(2)
Options exercised	(750)	2.15	8.17	683	(2)
Options outstanding at March 31, 2010	622,250	$2.40	8.38	$582,103	(2)
Options exercisable at March 31, 2010	161,375	$3.38	7.64	$65,391	(2)

(1) Intrinsic value represents the excess of the closing stock price on the last trading day of the preceding period, which was $2.43 as of December 31, 2009, over the exercise price, multiplied by the number of options.
(2) Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $3.06 as of March 31, 2010, over the exercise price, multiplied by the number of options.

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
Exercise	Number	Life in	Exercise	Number	Exercise
Prices	Outstanding	Years	Price	Exercisable	Price
$1.40	80,000	8.76	$1.40	20,000	$1.40
1.50	192,000	9.09	1.50	—	—
2.15	140,750	8.17	$2.15	35,375	2.15
2.23	5,000	9.47	2.23	—	—
2.45	15,000	9.76	2.45	—	—
2.50	15,000	9.71	2.50	—	—
3.40	50,000	7.72	3.40	25,000	3.40
3.50	30,000	7.61	3.50	15,000	3.50
3.67	15,000	7.50	3.67	7,500	3.67
3.75	4,500	7.30	3.75	2,250	3.75
4.32	15,000	6.92	4.32	11,250	4.32
4.88	60,000	6.91	4.88	45,000	4.88
	622,250	8.38	$2.40	161,375	$4.14

NOTE 5 — STOCK PLANS AND STOCK-BASED COMPENSATION (continued)

Restricted Shares – Pursuant to the 2006 Omnibus Incentive Compensation Plan, during the three-month period ended March 31, 2010, the Company granted 100,000 restricted shares valued at $245,000. Such shares vest ratably over a five-year period. The table below provides additional restricted share information for the three months ended March 31, 2010:

	Three months Ended March 31, 2010
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2010	462,986	$2.42
Granted	100,000	2.45
Vested	(45,150)	2.06
Forfeited	—	—
Unvested at March 31, 2010	517,836	$2.46

NOTE 6 — EMPLOYEE STOCK PURCHASE PLAN

The Company adopted the 2007 Employee Stock Purchase Plan (the “Plan”) in July 2007. The Plan was subsequently approved by the shareholders in May 2008. The Plan provides employees and management with an opportunity to acquire or increase ownership interest in the Company through the purchase of shares of the Company’s common stock at periodic intervals, namely four month offering periods during which payroll deductions are made and shares are subsequently purchased at a discount. The Company initially reserved an aggregate of 150,000 shares of common stock exclusively for issuance under the Plan. Additionally, the Company may automatically increase the shares registered under this Plan on an annual basis pursuant to the Plan’s “evergreen” provision. This provision allows the Company to annually increase its registered Plan shares by the lesser of the following: (i) 100,000 shares, (ii) 1% of the Company’s outstanding shares on January 1 of such year, or (iii) a lesser amount as determined by the Board. Accordingly, the Board increased the number of shares authorized under the Plan by 100,000 for fiscal years 2009 and 2010.

The Plan is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes is considered non-compensatory under ASC 718, Stock Compensation (formerly SFAS No. 123R, Share Based Payment). Accordingly, there is no stock-based compensation expense associated with shares acquired under the Plan for the three-month period ended March 31, 2010. As of March 31, 2010, participants have purchased 283,872 shares since the inception of the Plan at a weighted average price per share of $1.80. During the three months ended March 31, 2010, 33,899 shares were purchased at a price per share of $2.11.

NOTE 7 — EARNINGS (LOSS) PER SHARE

Basic and diluted earnings per share information is presented in accordance with ASC 260, Earnings Per Share (formerly SFAS No. 128, Earnings Per Share). Basic earnings per share is calculated by dividing the net income/(loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding which includes common stock equivalents. The Company’s common stock equivalents include stock options, restricted stock, and warrants. The weighted average shares outstanding excludes unvested restricted shares. Weighted average shares outstanding for the three months ended March 31, 2010 excludes stock options to purchase approximately 431,109 shares because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. Weighted average shares outstanding for the three months ended March 31, 2009 excludes warrants and stock options to purchase approximately 4,006,524 shares because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. The warrants expired in October 2009.

NOTE 8 — SEGMENT ACCOUNTING

The Company reviewed its services by unit to determine if any unit of the business is subject to risks and returns that are different than those of other units in the Company. The Company has determined that it has one line of business, providing primarily IT services to government and commercial companies. As such, the Company has only one reportable segment.

NOTE 9 — GOODWILL VALUATION

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. ASC Topic 350, Intangibles, Goodwill and Other (ASC 350) (formerly Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”)), establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or at an interim date in the event of a triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

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

The Company evaluates goodwill for impairment annually in the third fiscal quarter or more frequently depending on specific events or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in general market conditions may indicate potential impairment of recorded goodwill. Management has concluded that there were no triggering events that would indicate an impairment during the quarter ended March 31, 2010. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

 NOTE 10 — LEGAL PROCEEDINGS

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

In January of 2009, the case was consolidated for discovery purposes with an action brought by the State of Connecticut against Maximus relating to the prime contract.  On February 23, 2010, the State of Connecticut advised Maximus that it was accepting Maximus' settlement offer.

On April 6, 2010, a settlement agreement was signed between Maximus and the Company. In accordance with the terms of the settlement, ATSC paid Maximus $1.5 million in return for a full release from Maximus. The Company recorded this liability as an accrued expense on December 31, 2009.

Further, based on the claims asserted in the lawsuit, we have made an indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI.

Following the indemnification demand, the former principal owners of ATSI brought an arbitration against us with the American Arbitration Association claiming that the former owners do not owe us any indemnification obligations for the Maximus lawsuit or the Maximus subcontract. At our request, the arbitration was stayed pending the outcome of the Maximus lawsuit described above. The Company notified the American Arbitration Association of the settlement with Maximus and has requested that the stay be lifted so as to pursue our indemnification claim against the former principal owners of ATSI. The Company will seek a recovery of the cost of the settlement and related expenses.

NOTE 11 — DEBT

Debt consisted of the following:

	March 31, 2010	December 31, 2009
Bank Financing	$18,065,876	$18,688,235
Notes payable	929,511	2,502,900
Total debt	$18,995,387	$21,191,135
Less current portion	(18,995,387)	(21,191,135)
Debt, net of current portion	$—	$—

Notes Payable

The $1.6 million change in the Notes Payable balance reflects $1.1 million in scheduled cash payments as well as a non-cash $0.5 million reduction resulting from the January 15, 2010 settlement of the claim with the former Number Six Software owners.

Bank Financing

ATSC has a credit facility with Bank of America (“the Credit Agreement”) which provides for borrowing up to $50 million (the “Facility”).

The Facility is a three-year, secured facility that permits continuously renewable borrowings of up to $50.0 million, with an expiration date of June 4, 2010. The Company pays a fee in the amount of 0.20% to 0.375% on the unused portion of the Facility, based on its consolidated leverage ratio, as defined.  Any outstanding balances under the Facility are due in full June 4, 2010. Borrowings under the Facility bear interest at rates based on 30 day LIBOR plus applicable margins based on the leverage ratio as determined quarterly. As of March 31, 2010, the effective interest rate, excluding the effect of amortization of debt financing costs, for the outstanding borrowings under the Facility was 2.49%.

The Company has agreed to terms for an amendment to the existing credit facility with Bank of America that will increase the Facility from $50 million to $55 million and extend the Facility for an additional three years from the effective date of the amendment. Borrowings will bear interest at rates based on 30-day LIBOR plus applicable margins based on the leverage ratio as determined quarterly.  The most pertinent changes to the existing Facility are discussed below.

The amended Facility will adjust the applicable margins charged on the outstanding borrowings from a range of 2.0% to 3.5% to a range of 2.0% to 3.0% based on the leverage ratio. The fee for the unused portion of the Facility will range from ..20% to .35% based on the leverage ratio compared to the existing Facility’s unused fee of .20% to .375%. The covenants for the minimum fixed charge coverage ratio will be adjusted slightly from 1.3:1 to 1.5:1 while the other financial covenants will remain the same. The Facility will provide a basket for stock repurchase not to exceed $3 million annually. Total consideration for acquisitions in any twelve month period greater than $20 million will require lender approval. There will be no upfront fee for the amendment.

The Company expects the amended Facility to be in executed in early May 2010.

Once the amendment is finalized, the Company will file the amendment as a material contract with the SEC consistent with its prior Facility documentation, and this description will be qualified in its entirety by reference to such final amendment.

As discussed in Note 4, the Company entered into a forward interest rate swap agreement in November 2007 under which it exchanged floating-rate interest payments for fixed-rate interest payments. The agreement covers debt totaling $35.0 million and provides for swap payments through December 1, 2010 with such swaps being settled on a monthly basis. The fixed interest rate provided by the agreement is 4.47%. The Company accounts for the interest rate swap agreement as a cash flow hedge with the change in the fair value of the effective portion of the swap being recorded in other comprehensive income (loss) and any ineffectiveness is recorded to earnings. It continues to be probable that the Company will be exposed to LIBOR interest rate risk associated with future LIBOR based or fixed rate debt which has embedded LIBOR based risk and the Company maintains its hedge with a counterparty that has the financial strength to honor the hedge obligation, Bank of America.

As of March 31, 2010, the Facility’s outstanding debt balance was $18.0 million. The Company expects the outstanding debt balance to decrease to $13.2 million by December 31, 2010.  At March 31, 2010, the Company was in compliance with its covenant agreements.

NOTE 12 — EMPLOYMENT AGREEMENTS

On March 1, 2010, Mr. Sidney E. Fuchs, Chief Operating Officer, entered into a three-year employment agreement (the “Agreement”) with the Company effective April 5, 2010.  The terms of the Agreement provide for (i) a base salary of $375,000, (ii) an annual performance bonus of up to 75% of base salary at target performance, (iii) a $50,000 signing bonus with $25,000 paid on April 5, 2010 and $25,000 paid six months from the start date, (iv) a grant of 60,000 shares of restricted stock on April 5, 2010 with 10,000 shares vesting on April 5, 2011, 15,000 shares vesting on April 5, 2012, and 35,000 shares vesting on April 5, 2013, (v) a 40,000 stock option grant with an exercise price at the Company closing stock price on April 5, 2010, vesting over four years, with 5,000 options vesting each on the first and second anniversary, 10,000 options vesting on the third anniversary and 20,000 vesting on the fourth anniversary, and (vi) health, life and disability insurance consistent with that of other Company executives.  The Agreement also provides for severance throughout the Agreement’s term.  During the first six months of employment, either Mr. Fuchs or the Company may terminate the Agreement for any reason and in such case Mr. Fuchs would be paid six months of his base salary.  Thereafter, the Agreement provides for a severance for termination “without cause’ or for “good reason” and the severance payment would be based on eighteen months of his base salary.  In the event of a “change in control” and Mr. Fuch’s employment is terminated “without cause” or for “good reason”, the Agreement provides for a severance payment based on 18 months of base salary.

A copy of the employment agreement between Mr. Fuchs and the Company is filed as Exhibit 10.1 hereto.

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

•	uncertainties as to whether revenues corresponding to our contract backlog will actually be received;

•	risks related to the implementation of our strategic plan, including the ability to identify, finance and complete acquisitions and the integration and performance of acquired businesses; and

•	other risks and uncertainties disclosed in our filings with the SEC.

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

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

Our diverse customer base consists primarily of U.S. government agencies. For the quarter ended March 31, 2010, we generated approximately 49% of our revenue from federal civilian agencies, 30% from defense and homeland security agencies, and 21% from commercial customers, including government-sponsored enterprises. Our largest clients in the quarter ended March 31, 2010 were the U.S. Department of Housing and Urban Development (“HUD”), Fannie Mae, the Pension Benefit Guarantee Corporation, and the Undersecretary of Defense, representing approximately 22%, 11%, 10% and 7%, respectively, of total revenue.

We derive substantially all of our revenue from providing professional and technical services. We generate this revenue from contracts with various payment arrangements, including time and materials contracts and fixed-price contracts. We recognize revenue on time and materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred. We recognize revenue on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated cost. However, if the contract is primarily for services being provided over a specified period of time, for example, maintenance service arrangements, we recognize revenue on a straight-line basis over the term of the contract. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Time-and-materials	67%	69%
Fixed-price	33%	31%
Totals	100%	100%

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company’s revenue historically is derived from primarily three different types of contractual arrangements: time-and-materials contracts, fixed-price contracts and, to a lesser extent, cost-plus-fee contracts. Revenue on time-and-material contracts is recognized based on the actual hours performed at the contracted billable rates for services provided, plus materials’ cost for products delivered to the customer, and costs incurred on behalf of the customer. Revenue on fixed-price contracts is recognized ratably over the period of performance or on percentage-of-completion depending on the nature of services to be provided under the contract. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. We did not have any cost-plus-fee contracts in 2009, but we may for 2010.

The Company’s fixed price contracts are either maintenance and support services based or require some level of customization. Revenue is recognized ratably over the contract period for maintenance and support contracts. In accordance with ASC 985-605-25, “Revenue Recognition - Software” (ASC 985-605-25)(formerly American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition), for contracts that involve software design, customization, or integration, management applies contract accounting pursuant to the provisions of ASC 985-605-35, “Revenue Recognition – Construction and Production-type Contracts” (ASC 985-605-35) (formerly SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts). Revenue for such arrangements is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

For the three months ended March 31, 2010, we derived approximately 83% of our revenue from contracts for which we were the prime contractor and 17% of our revenue as subcontractors to other prime contractors.

Our most significant expense is direct cost, which consists primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of March 31, 2010, we had 506 personnel who worked on our contracts.

General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, sales and marketing personnel, and costs associated with marketing and bidding on future projects, unassigned consulting personnel, personnel training, occupancy costs, depreciation and amortization, travel and all other corporate costs.

Intangible Assets Including Goodwill

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. ASC Topic 350, Intangibles, Goodwill and Other (ASC 350) (formerly Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”)), establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or at an interim date in the event of a triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

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

The Company evaluates goodwill for impairment annually in the third fiscal quarter or more frequently depending on specific events or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in general market conditions may indicate potential impairment of recorded goodwill. . We also evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. Management has concluded that there were no triggering events that would indicate an impairment during the quarter ended March 31, 2010. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

Contract Backlog

We define backlog as the future revenue we expect to receive from our existing contracts and other engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised. We do not include any estimate of revenue relating to potential future delivery orders that may be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms, an order under which potential further delivery orders or task orders may be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process.

 The following table summarizes our contract backlog at March 31, 2010 and December 31, 2009, respectively (in thousands):

	March 31, 2010	December 31, 2009
Backlog:
Funded	$59,700	$61,000
Unfunded	141,500	105,800
Total backlog	$201,200	$166,800

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring in 2017. The two most significant awards during the three-month period ended March 31, 2010 were successful re-competitions with a Department of Defense Agency of $27.5 million and the Nuclear Regulatory Commission (“NRC”) of $21.4 million.

We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are won. Our estimate of the portion of the backlog as of March 31, 2010 from which we expect to recognize revenue during fiscal year 2010 is likely to change because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control.

Non-GAAP Financial Measures – EBITDA

In evaluating our operating performance, management uses certain non-GAAP financial measures to supplement the consolidated financial statements prepared under generally accepted accounting principles in the United States (“U.S. GAAP”). More specifically, we use the following non-U.S. GAAP financial measure: Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). EBITDA is a non-U.S. GAAP measure defined as U.S. GAAP net income plus interest expense, income taxes, depreciation and amortization, and impairment charges.  We have provided EBITDA because we believe it is comparable to similar measures of financial performance in comparable companies and may be of assistance to investors in evaluating companies on a consistent basis, as well as enhancing an understanding of our operating results.  EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net income as a measure of operating performance or the cash flows from operating activities as a measure of liquidity.

	March 31, 2010	March 31, 2009
Net income (loss)	$1,106,568	$425,589
Adjustments:
Depreciation	142,756	233,824
Amortization of intangibles	498,081	550,303
Interest, net	821,155	774,080
Taxes	624,590	484,466
EBITDA	$3,193,150	$2,468,262

During the quarter ended March 31, 2010, we recorded other income of approximately $0.5 million associated with the seller notes adjustment under ASC 805 Business Combinations (Formerly SFAS No. 141(R), Business Combinations). Adjusting EBITDA for this one time benefit would result in an adjusted EBITDA of $2,698,150.

Recent Events

None.

Results of Operations (unaudited)

Results of operations for the three-month period ended March 31, 2010 compared with the three-month period ended March 31, 2009 are presented below.

The following table sets forth certain financial data as dollars and as a percentage of revenue.

	For the Three		For the Three
	Months Ended		Months Ended
	March 31,		March 31,
	2010	%	2009	%

Revenue	$30,511,983		$27,156,514

Operating costs and expenses
Direct costs	21,415,612	70.2%	18,195,737	67.0%
Selling, general and administrative expenses	6,403,221	21.0%	6,492,515	23.9%
Depreciation and amortization	640,837	2.1%	784,127	2.9%

Total operating costs and expenses	28,459,670	93.3%	25,472,379	93.8%

Operating income	2,052,313	6.7%	1,684,135	6.2%

Other (expense) income
Interest (expense) income, net	(821,155)	(2.7)%	(774,080)	(2.9)%
Other income	500,000	1.6%	—	0.0%

Income before income taxes	1,731,158	5.7%	910,055	3.4%

Income tax expense	624,590	2.0%	484,466	1.8%

Net Income	$1,106,568	3.6%	$425,589	1.6%

Weighted average number of shares outstanding
—basic	22,536,486		22,542,200
—diluted	22,742,880		22,542,200

Net income (loss) per share
—basic	$0.05		$0.02
—diluted	$0.05		$0.02

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009.

Revenue – Revenue increased by $3.4 million, or 12.4%, to $30.5 million for the three months ended March 31, 2010. Revenue from commercial contracts increased by $2.1 million to $6.5 million, or 47.7%. This increase was primarily due to increased tasking at Fannie Mae of $1.5 million, a 75.0% increase to $3.5 million for the quarter ended March 31, 2010 compared to $2.0 million for the same quarter in 2009.  In addition, product sales of IBM software through the preferred partner program increased by $0.3 million to $0.4 million in the quarter ended March 31, 2010 compared to $0.1 million for the same quarter in 2009. Revenue from civilian and defense customers increased by $1.3 million to $24.0 million, or 5.3%. The most significant increase was with our HUD contracts where revenues increased an aggregate of $1.4 million over the same quarter in 2009.

Direct costs – Direct costs were 70.2% and 67.0% of revenue for the three-month periods ended March 31, 2010 and 2009 respectively, an increase of 3.2%. Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and material and other direct costs (“ODCs”). Material and ODCs are incurred in response to specific client tasks and may vary from period to period. The single largest component of direct costs, direct labor, was $10.6 million and $9.3 million for the three-month periods ended March 31, 2010 and 2009, respectively.  Direct labor efforts with our Fannie Mae tasks account for 77% of this increase as direct labor increased $1.0 million to $2.6 million.
  Gross margins were 29.8% and 33.0% for the three months ended March 31, 2010 and 2009, respectively.  This decrease was a result of increased subcontract costs related to Fannie Mae, as well as additional direct labor resources assigned to certain fixed price contracts as these efforts near completion.

Selling, general and administrative (“SG&A”) expenses – The components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses.  SG&A expenses decreased $0.1 million to $6.4 million for the quarter ended March 31, 2010 compared to $6.5 million for the quarter ended March 31, 2009.  The improvement in the SG&A expense is attributable to a significant reduction in legal fees in the quarter of $0.5 million, lower accounting and consultant fees of $0.1 million, and continued reductions in facilities costs of $0.1 million, partially offset by higher bad debt expense of $0.4 million.

Depreciation and amortization – Depreciation and amortization expense decreased $0.1 million to $0.7 million from $0.8 primarily due to a reduction of amortization as acquired intangible assets reach the end of their amortization periods.

Interest, net – The net interest expense was $0.8 million for the three-month periods ended March 31, 2010 and March 31, 2009. Although we recorded significant decreases to our long-term debt balance made possible by our positive operating cash flows, we recorded a $0.3 million non-cash ineffectiveness interest expense entry based on operating cash flow projections since no extraordinary events causing increased leverage are anticipated in the foreseeable future. Without the ineffectiveness charges, interest expense would have been approximately $0.5 million, compared to $0.8 million for the three-month period ended March 31, 2009.  This $0.3 million decrease was attributable to the improvement in the Company’s leverage ratio resulting in tier 1 pricing of 2.23% during the quarter ended March 31, 2010 compared to pricing of 4.0% during the quarter ended March 31, 2009 and also decreases in the balance of the acquisition notes.

Other income – Other income was $0.5 million for the three-month period ended March 31, 2010, due to the resolution of an acquisition related indemnification claim.

Income taxes – The Company reported an income tax expense of $0.6 million and $0.5 million for the three-month periods ended March 31, 2010 and 2009, respectively. The effective tax rates were 36.1% and 39.5% for the three-month periods ended March 31, 2010 and 2009, respectively. The effective rates for the three-month periods ended March 31, 2010 and March 31, 2009 were affected by variances in book-tax differences.

Financial Condition, Liquidity and Capital Resources

Financial Condition. Total assets decreased to $90.5 million as of March 31, 2010 from $93.3 million as of December 31, 2009. This decrease was primarily driven by a $2.0 million decrease in our accounts receivable related to increased collection efforts.

Our total liabilities decreased $4.2 million to $39.4 million as of March 31, 2010 from $43.5 million as of December 31, 2009. Significant changes within total liabilities included a decrease to long-term debt of $2.2 million to $19.0 million from $21.2 million due to favorable cash collections, a decrease of $1.8 million in accrued expenses to $4.6 million at March 31, 2010 compared to $6.4 million at December 31, 2009 primarily due to the payment of $1.5 million into a settlement escrow related to the Maximus litigation (see legal note), and a $0.6 million decrease in deferred revenue to $0.8 million, offset by an increase in income taxes payable of $0.9 million.

Liquidity and Capital Resources.  Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to make selective strategic acquisitions. We expect to meet our short-term requirements through funds generated from operations and from our $50 million line of credit facility, which we anticipate will be increased to $55 million in the near future.   The current facility expires on June 4, 2010.  The Company has agreed to terms for an amendment to the existing facility with Bank of America that will increase the facility’s limit from $50 million to $55 million and extend the facility for an additional three years from the effective date of the amendment, which the Company expects to be in early May 2010.  See Note 11 for a summary of the anticipated renewal terms. As of March 31, 2010, we had an outstanding balance of $18.1 million on our credit facility. As noted above, there has been a significant decrease in this debt due to positive cash flow from operations. The balance is expected to continue to decrease for the remainder of 2010. The credit facility, and the anticipated renewed credit facility, is considered adequate to meet our operations liquidity and capital requirements.

Net cash generated by operating activities was $2.0 million for the three months ended March 31, 2010, compared to $5.2 million for the same period in 2009. Cash generated by operating activities was primarily driven by ongoing operations, specifically collecting receivables, which were utilized to pay down the balance on our line of credit facility as discussed above, offset by the payment of the lawsuit settlement of $1.5 million. Depreciation and amortization were also lower due to the effect of assets reaching the end of their depreciable and amortizable lives.

Net cash used in investing activities was $4.1 thousand for the three months ended March 31, 2010, compared to $0.1 million used in the same period in 2009, primarily as a result of reduced capital expenditures.

Net cash used in financing activities was $2.1 million for the three months ended March 31, 2010, compared to cash used in financing activities of $5.5 million in the same period in 2009. The cash was primarily used to pay down the credit facility and the notes payable from acquisitions in 2007.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ATSC has a credit facility which is a three-year, secured facility that permits continuously renewable borrowings of up to $50.0 million, with an expiration date of June 4, 2010 (the “Agreement”). The interest rate is based on LIBOR plus the applicable rate ranging from 200 to 350 basis points depending on the Company’s consolidated leverage ratio. The Company pays a fee in the amount of ..20% to .375% on the unused portion of the facility, based on its consolidated leverage ratio, as defined in the Agreement. Any outstanding balances under the facility are due on the expiration date. The Agreement places certain restrictions on the Company’s ability to make acquisitions. It also requires the Company to reduce the principal amount on its loan outstanding by between 50% to 100% of the net cash proceeds from the sale or issuance of equity interests.  At March 31, 2010, the Company is in compliance with its covenant agreements. The Company has agreed to terms for an amendment to the existing facility with Bank of America that will increase the facility’s limit from $50 million to $55 million and extend the Facility for an additional three years from the effective date of the amendment, which the Company expects to be in early May 2010.  See Note 11 for a summary of the anticipated renewal terms.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2010, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2010 that require us to make future cash payments.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$18,995	$—	$—	$—	$18,995
Operating Leases	2,001	3,482	3,645	6,148	15,276
Total	$20,996	$3,482	$3,645	$6,148	$34,271

Standards Issued But Not Yet Effective

Other new pronouncements issued but not yet effective until after March 31, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for a portion of our borrowings under our credit facility. As of March 31, 2010, we had an outstanding balance of $18.1 million under our variable interest rate line of credit. In November 2007, we hedged the interest rate risk on such debt by executing an interest rate swap as discussed in Note 4 of the Interim Financial Statements.

Item 4. Controls and Procedures.

As of March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act were effective as of March 31, 2010. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 of the March 31, 2010 Interim Financial Statements.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of the Company’s 2009 Form 10-K for a detailed discussion of the risk factors affecting the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2009, the Company announced a repurchase program pursuant to which the Company is authorized to purchase up to the lesser of (i) $3.0 million of common stock or (ii) 2.0 million shares of common stock, in the open market from time to time over a twelve-month period, subject to certain limitations.  ATSC repurchased approximately 152,000 shares of common stock for approximately $455,000 during the three months ended March 31, 2010 as part of the repurchase program. The Company currently has approximately 22.4 million shares outstanding.

Recent Sales of Unregistered Securities

None.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

10.1	Employment Agreement Between the Company and Sidney E. Fuchs, Dated March 1, 2010

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATS Corporation

	By:	/s/ Edward H. Bersoff
Chairman of the Board and
Chief Executive Officer

	By:	/s/ Pamela A. Little
Chief Financial Officer
Date: April 28, 2010