Form 10-Q
period 2010-06-30
ATS CORP
filed 2010-08-03
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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

-------
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
Yes   ☐    No   ☒

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of August 3, 2010 was 22,532,746.

ATS CORPORATION

ATS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$81,108	$178,225
Restricted cash	1,325,006	1,324,510
Accounts receivable, net	20,735,334	22,497,444
Prepaid expenses and other current assets	827,002	625,231
Income taxes receivable	146,657	205,339
Other current assets	27,035	46,057
Deferred income taxes, current	1,682,145	2,361,611

Total current assets	24,824,287	27,238,417

Property and equipment, net	2,738,205	3,011,621
Goodwill	55,370,011	55,370,011
Intangible assets, net	5,106,634	6,102,798
Other assets	146,567	146,567
Deferred income taxes	1,499,746	1,400,260

Total assets	$89,685,450	$93,269,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$458,353	$21,191,135
Accounts payable	5,556,163	4,753,800
Other accrued expenses and current liabilities	3,842,175	6,356,896
Accrued salaries and related taxes	3,545,009	4,541,509
Accrued vacation	2,557,954	2,259,538
Deferred revenue	561,792	1,392,457
Deferred rent – current portion	320,498	320,498

Total current liabilities	16,841,944	40,815,833

Long-term debt – net of current portion	17,515,138	—
Deferred rent – net of current portion	2,570,534	2,658,055
Other long-term liabilities	5,795	5,795

Total liabilities	36,933,411	43,479,683

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.0001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $0.0001 par value, 100,000,000 shares authorized, 31,430,639 and 31,235,696 shares issued, and 22,532,746 and 22,489,803 shares outstanding	3,143	3,124
Additional paid-in capital	132,393,214	131,702,488
Treasury stock, at cost, 8,897,893 and 8,745,893 shares held	(31,663,758)	(31,209,118)
Accumulated deficit	(47,819,385)	(50,062,979)
Accumulated other comprehensive loss (net of tax benefit of $100,643 and $400,571)	(161,175)	(643,524)

Total stockholders’ equity	52,752,039	49,789,991

Total liabilities and stockholders’ equity	$89,685,450	$93,269,674

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)

Revenue	$29,246,328	$30,266,809	$59,758,311	$57,423,323

Operating costs and expenses
Direct costs	20,503,390	20,451,932	41,919,002	38,647,669
Selling, general and administrative expenses	5,908,910	6,326,616	12,312,131	12,819,131
Depreciation and amortization	636,332	767,616	1,277,169	1,551,743
Total operating costs and expenses	27,048,632	27,546,164	55,508,302	53,018,543

Operating income	2,197,696	2,720,645	4,250,009	4,404,780

Other (expense) income
Interest, net	(356,887)	(792,604)	(1,178,042)	(1,566,684)
Other income	3,892	—	503,892	—

Income before income taxes	1,844,701	1,928,041	3,575,859	2,838,096

Income tax expense	707,675	756,253	1,332,265	1,240,719

Net income	$1,137,026	$1,171,788	$2,243,594	$1,597,377

Weighted average number of shares outstanding
—basic	22,472,993	22,660,767	22,504,568	22,601,811
—diluted	22,590,473	22,660,767	22,617,016	22,601,811

Net income per share
—basic	$0.05	$0.05	$0.10	$0.07
—diluted	$0.05	$0.05	$0.10	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$2,243,594	$1,597,377
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,277,169	1,551,743
Non-cash interest expense SWAP agreement	223,504	183,404
Stock-based compensation	411,762	292,330
Directors’ fees paid in equity	103,094	88,988
Deferred income taxes	193,077	208,221
Deferred rent	(87,520)	(94,036)
Gain on disposal of equipment	(8,722)	—
Provision for bad debt	932,365	276,262

Changes in assets and liabilities, net of adjustments related to other comprehensive loss:
Accounts receivable	829,745	4,491,003
Prepaid expenses and other current assets	(201,771)	(69,644)
Restricted cash	(496)	(6,067)
Other assets	19,229	66,803
Accounts payable	830,729	1,484,818
Other accrued expenses and accrued liabilities	(1,869,085)	(1,911,097)
Accrued salaries and related taxes	(996,500)	672,066
Accrued vacation	298,417	419,908
Accrued interest	(28,367)	9,961
Income taxes payable and receivable, net	78,408	(1,321,947)
Other current liabilities	(830,666)	628,051

Net cash provided by operating activities	3,417,966	8,568,144

Cash flows from investing activities
Purchase of property and equipment	(9,074)	(86,654)
Proceeds from disposals of equipment	10,000	—

Net cash provided by (used in) investing activities	926	(86,654)

Cash flows from financing activities
Borrowings on line of credit	34,537,373	29,405,026
Payments on line of credit	(36,205,470)	(37,200,267)
Payments on notes payable	(1,549,547)	(1,127,286)
Payments on capital leases	—	(42,374)
Proceeds from exercise of stock options	4,837	—
Proceeds from stock issued pursuant to Employee Stock Purchase Plan	151,438	126,428
Payments to repurchase treasury stock	(454,640)	—

Net cash used in financing activities	(3,516,009)	(8,838,473)

Net decrease in cash	(97,117)	(356,983)

Cash, beginning of period	178,225	364,822

Cash, end of period	$81,108	$7,839

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$1,061,200	$2,352,483
Income tax refunds	500	4,924
Interest paid	1,216,983	1,373,319
Interest received	10,078	46,406

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

Accounting Estimates – The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Financial Statements Reclassifications – Certain amounts on the prior period financial statements and related notes have been reclassified to conform to the current presentation.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

ASU 2009-13 & ASU 2009-14: In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance. ASU 2009-13 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, 25, “Multiple-Element Arrangements” (formerly EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”), as follows: modifies criteria used to separate elements in a multiple-element arrangement, introduces the concept of “best estimate of selling price” for determining the selling price of a deliverable, establishes a hierarchy of evidence for determining the selling price of a deliverable, requires use of the relative selling price method and prohibits use of the residual method to allocate arrangement consideration among units of accounting, and expands the disclosure requirements for all multiple-element arrangements within the scope of ASC 605-25. The Company does not expect this ASU to have a material impact on its revenue recognition when adopted for our fiscal year beginning January 1, 2011.

ASU 2009-14 amends the scope of ASC 985, Software, 605, “Revenue Recognition” (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU 2009-13. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC 250, Accounting Changes and Error Corrections. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. The Company does not expect this ASU to have a material impact on its revenue recognition when adopted for our fiscal year beginning January 1, 2011.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605). ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The Company does not expect this ASU to have a material impact on its revenue recognition when adopted for our fiscal year beginning January 1, 2011.

Standards Issued But Not Yet Effective

Other new pronouncements issued but not yet effective until after June 30, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 3 — RESTRICTED CASH

The Company is required to maintain $1.2 million on deposit with a financial institution to support a bonding requirement for one of the ATSI state contracts. This amount, and accumulated interest of $125,006 and $124,510 earned thereon as of June 30, 2010 and December 31, 2009, respectively, is reflected in restricted cash in the accompanying consolidated balance sheets. We expect the performance under this contract to be completed in 2010, whereby the bond will be released and the deposit refunded.

NOTE 4 — ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of $1.5 million at June 30, 2010 and $0.7 million at December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Billed receivables	$15,549,177	$19,559,013
Unbilled receivables:
Amounts billable	13,203	31,999
Revenues recorded in excess of billings	842,275	80,301
Revenues recorded in excess of milestone billings on fixed-price contracts	5,733,744	3,474,459
Retainage	62,258	95,522
Total accounts receivable	$22,200,657	$23,241,294
Allowance for doubtful accounts	(1,465,323)	(743,850)
Total accounts receivable, net	$20,735,334	$22,497,444

NOTE 5 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Historically the Company accounted for its interest rate swap agreement as a cash flow hedge. The fair value of an interest rate swap is based on the net present value of its net projected cash flows, which are a level 3 input under ASC 820-25 (formerly SFAS No. 157, Fair Value Measurement). Accordingly, the fair value of the interest rate swap agreement of $720,968 and $1,398,115 is included in other accrued expenses and current liabilities, as of June 30, 2010 and December 31, 2009, respectively, related to this interest rate swap. In March 2010, management concluded that the hedge was no longer highly effective.  As a result, the Company has booked the decrease in the swap liability of $379,386 to interest income during the three-month period ending June 30, 2010. In addition, the remaining other comprehensive income balance at March 31, 2010 of $257,880 is being amortized on a straight-line basis over its remaining life at a rate of $32,235 per month.

	Fair value of interest rate swap agreement	Deferred Income Tax Asset	Other Compre- hensive Loss	Ineffectiveness Interest Income (Expense), Net of Tax Effect

Balance December 31, 2009	$(1,398,115)	$537,435	$643,524	$—
Decrease in liability in the three months ended March 31, 2010	297,762	(114,460)	(183,302)	(202,342)
Balance March 31, 2010	$(1,100,353)	$422,975	$460,222	$(202,342)
Decrease in liability in the three months ended June 30, 2010	379,386	(198,484)	(180,902)	84,197
Balance June 30, 2010	$(720,967)	$224,491	$279,320	$(118,145)

NOTE 6 — STOCK PLANS AND STOCK-BASED COMPENSATION

Under the fair value recognition provisions of ASC 718, Stock Compensation (formerly SFAS No. 123(R), Share Based Payment (“FAS 123(R)”)), the Company recognizes stock-based compensation expense based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. A summary of the components of the stock-based compensation expense recognized during the three- and six-month periods ended June 30, 2010 and 2009 is as follows:

Compensation Related to Options and Restricted Stock	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Incentive stock options	$97,000	$45,000	$143,000	$82,000
Restricted stock	158,000	124,000	288,000	198,000
Stock grants to Directors in lieu of cash	103,000	114,000	103,000	114,000
Forfeitures in excess of estimate	(5,000)	(7,000)	(19,000)	(13,000)
Total stock-based compensation expense	$353,000	$276,000	$515,000	$381,000
Income tax benefit recognized for stock-based compensation expense	$120,000	$94,000	$187,000	$103,000

Stock Options –The Company estimates the fair value of options as of the date of grant using the Black-Scholes option pricing model. A total of 93,000 and 108,000 options were granted during the three- and six-month periods ended June 30, 2010, respectively. A total of 202,000 and 312,000 options were granted during the three and six-month periods ended June 30, 2009, respectively.  The fair value of options granted during the six-month period ended June 30, 2010 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Options Granted January 4, 2010	Options Granted April 1, 2010	Options Granted May 18, 2010
Expected dividend yield	—%	—%	—%
Expected volatility	70.6%	70.0%	67.6%
Risk free interest rate	2.5%	2.5%	2.5%
Expected life of options	6.3 years	6.3 years	6.3 years
Forfeiture rate	4.25%	4.25%	4.25%

The average fair value per option granted during the six months ended June 30, 2010 was $1.86. As of June 30, 2010, there was $516,813 of unrecognized compensation expense related to unvested options. This cost is expected to be recognized over a weighted-average period of 2.7 years. The table below provides stock option information for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-the- Money Options
Options outstanding at January 1, 2010	638,000	$2.40	9.5	$310,655	(1)
Options granted	108,000	2.89	9.8	3,000	(2)
Options expired	—	—	—	—
Options exercised	(2,250)	2.15	—	—
Options forfeited	(106,875)	2.39	—	—
Options outstanding at June 30, 2010	636,875	$2.50	8.3	$349,025	(2)
Options exercisable at June 30, 2010	238,000	$2.86	7.7	$110,981	(2)

(1) Intrinsic value represents the excess of the closing stock price on the last trading day of the preceding period, which was $2.48 as of December 31, 2009, over the exercise price, multiplied by the number of options.
(2) Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $2.65 as of June 30, 2010, over the exercise price, multiplied by the number of options.

The following table summarizes information about the stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
Exercise	Number	Life in	Exercise	Number	Exercise
Prices	Outstanding	Years	Price	Exercisable	Price
$1.40	57,500	8.5	$1.40	20,000	$1.40
1.50	180,750	8.8	1.50	46,125	1.50
2.15	129,875	7.9	2.15	65,875	2.15
2.23	5,000	9.2	2.23	—	—
2.50	15,000	9.5	2.50	—	—
2.90	53,000	9.9	2.90	—	—
3.04	40,000	9.8	3.04	—	—
3.40	35,000	7.5	3.40	25,000	3.40
3.50	30,000	7.4	3.50	15,000	3.50
3.67	15,000	7.3	3.67	7,500	3.67
3.75	4,500	7.0	3.75	2,250	3.75
4.32	11,250	6.7	4.32	11,250	4.32
4.88	60,000	6.7	4.88	45,000	4.88
	636,875	8.3	$2.50	238,000	$2.86

Restricted Shares – Pursuant to the 2006 Omnibus Incentive Compensation Plan, during the six-month period ended June 30, 2010, the Company granted 226,200 restricted shares valued at an aggregate of $619,380. Such shares vest over a one- to five-year period. The table below provides additional restricted share information for the six months ended June 30, 2010:

	No. of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	462,986	$2.42
Granted	226,200	2.74
Vested	(90,227)	2.20
Forfeited	(53,075)	1.90
Unvested at June 30, 2010	545,884	2.64

NOTE 7 — EMPLOYEE STOCK PURCHASE PLAN

The Company adopted the 2007 Employee Stock Purchase Plan (the “Plan”) in July 2007. The Plan was subsequently approved by the stockholders in May 2008. The Plan provides employees and management with an opportunity to acquire or increase ownership interest in the Company through the purchase of shares of the Company’s common stock at periodic intervals, namely four month offering periods during which payroll deductions are made and shares are subsequently purchased at a discount. The Company initially reserved an aggregate of 150,000 shares of common stock exclusively for issuance under the Plan. Additionally, the Company may automatically increase the shares registered under this Plan on an annual basis pursuant to the Plan’s “evergreen” provision. This provision allows the Company to annually increase its registered Plan shares by the lesser of the following: (i) 100,000 shares, (ii) 1% of the Company’s outstanding shares on January 1 of such year, or (iii) a lesser amount as determined by the Board. Accordingly, the Board increased the number of shares authorized under the Plan by 100,000 for fiscal years 2009 and 2010.

The Plan is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes is considered non-compensatory under ASC 718, Stock Compensation (formerly SFAS No. 123R, Share Based Payment ). Accordingly, there is no stock-based compensation expense associated with shares acquired under the Plan for the six-month period ended June 30, 2010. As of June 30, 2010, participants had purchased 316,893 shares since the inception of the Plan at a weighted average price per share of $1.86. During the six months ended June 30, 2010, 66,920 shares were purchased at a price per share of $2.26.

NOTE 8 — EARNINGS (LOSS) PER SHARE

Basic and diluted earnings per share information is presented in accordance with ASC 260, Earnings Per Share (formerly SFAS No. 128, Earnings Per Share). Basic earnings per share is calculated by dividing the net income/(loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding which includes common stock equivalents. The Company’s common stock equivalents include stock options, restricted stock and warrants. The weighted average shares outstanding excludes unvested restricted shares.  The weighted average shares outstanding for the three months ended June 30, 2010 excludes stock options to purchase approximately 268,750 shares because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. Weighted average shares outstanding for the three months ended June 30, 2009 excludes warrants and stock options to purchase approximately 4,236,698 shares because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive.  The weighted average shares outstanding for the six months ended June 30, 2010 excludes stock options to purchase approximately 268,750 shares because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. Weighted average shares outstanding for the six months ended June 30, 2009 excludes warrants and stock options to purchase approximately 4,222,689 shares because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive.  The warrants expired in October 2009.

The chart below shows the calculation of basic and diluted earnings per share:

	Three months Ended June 30,		Six months Ended June 30,
	2010	2009	2010	2009
Net income	$1,137,026	$1,171,788	$2,243,594	$1,597,377

Weighted average number of basic shares outstanding during the period	22,472,993	22,660,767	22,504,568	22,601,811
Dilutive effect of stock options and restricted shares after application of the treasury stock method	117,480	—	112,448	—
Weighted average number of diluted shares outstanding during the period	22,590,473	22,660,767	22,617,016	22,601,811

Basic earnings per share	$0.05	$0.05	$0.10	$0.07
Diluted earnings per share	$0.05	$0.05	$0.10	$0.07

Shares outstanding during the six months ended June 30, 2010 reflect the repurchase of 152,000 shares of ATSC common stock for approximately $455,000 pursuant to a share repurchase program approved by the Company’s Board of Directors on February 17, 2009. No stock was repurchased during the three months ended June 30, 2010.

NOTE 9 — SEGMENT ACCOUNTING

The Company reviewed its services by business lines to determine if any of the business lines are subject to risks and returns that are different from those of other units in the Company. The Company has determined that it has one line of business, primarily providing IT services to government and commercial companies. As such, the Company has only one reportable segment.

NOTE 10 — GOODWILL VALUATION

Goodwill represents the excess of purchase price over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. ASC Topic 350, Intangibles, Goodwill and Other (ASC 350) (formerly Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”)), establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or at an interim date in the event of a triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

The Company evaluates goodwill for impairment annually in the third fiscal quarter or more frequently depending on specific events or when evidence of potential impairment exists.  For purposes of this testing, management concluded that there is only one reporting unit. The Company’s testing approach utilizes a discounted cash flow analysis and market based approaches to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value exceeds the estimated fair value of the business, an impairment would be required to be reported. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in general market conditions may indicate potential impairment of recorded goodwill. Management has concluded that there were no triggering events that would indicate an impairment during the six months ended June 30, 2010. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

NOTE 11 — INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2010	Weighted- Average Amortization Period	December 31, 2009	Weighted- Average Amortization Period
Customer contracts and related customer relationships	$8,235,000	53 mos.	$8,235,000	53 mos.
Acquired technology and in-process research and development	400,487	38 mos.	400,487	38 mos.
Other	711,799	60 mos.	711,799	60 mos.
Intangible assets	$9,347,286	52 mos.	$9,347,286	52 mos.
Less accumulated amortization	(4,240,652)		(3,244,488)
Total intangible assets, net	$5,106,634		$6,102,798

Expected amortization expense for the remainder of the year ending December 31, 2010, and for each of the fiscal years thereafter, is as follows:

Year ending December 31,	Amount
2010	$996,165
2011	1,992,328
2012	1,962,762
2013	155,379
Total intangible assets, net	$5,106,634

NOTE 12 — LEGAL PROCEEDINGS

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

On April 6, 2010, a settlement agreement was signed between Maximus and the Company. In accordance with the terms of the settlement, ATSC paid Maximus $1.5 million in return for a full release. The Company had fully reserved the $1.5 million as a loss contingency as of December 31, 2009.

Further, based on the claims asserted in the lawsuit, we have made an indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI.

Following the indemnification demand, the former principal owners of ATSI brought an arbitration against us with the American Arbitration Association claiming that the former owners do not owe us any indemnification obligations for the Maximus lawsuit or the Maximus subcontract. At our request, the arbitration was stayed pending the outcome of the Maximus lawsuit described above. The Company notified the American Arbitration Association of the settlement with Maximus and the stay has been lifted. Discovery is ongoing and we are pursuing our indemnification claim against the former principal owners of ATSI. The arbitration hearing has been scheduled for November, 2010. The Company will seek a recovery of approximately $2.4 million for the cost associated with the settlement and related expenses.

NOTE 13 — DEBT

Debt consisted of the following:

	June 30, 2010	December 31, 2009
Bank Financing	$17,515,138	$18,688,235
Notes payable	458,353	2,502,900
Total debt	$17,973,491	$21,191,135
Less current portion	(458,353)	(21,191,135)
Debt, net of current portion	$17,515,138	$—

Notes Payable

The notes payable balances were reduced by $2.0 million, inclusive of the $0.5 million favorable settlement claim with the former Number Six Software owners.

At June 30, 2010, the aggregate maturities of our debt were as follows:

Twelve-months Ending June 30,
2010	$458,353
2011	—
2012	—
2013	17,515,138
Total long-term debt	$17,973,491

Bank Financing

On June 1, 2010, ATS Corporation (the “Company”), as Borrower, entered into an amended and restated credit agreement related to its previous credit facility with Bank of America, N.A., as Administrative Agent, and other various lender parties (the “Amended Credit Agreement”).  The Amended Credit Agreement provides for an increase in the credit facility from $50 million to $55 million and an extension to the term for an additional three years or expiration in June 2013.  Borrowings bear interest at rates based on 30-day LIBOR plus applicable margins based on the leverage ratio as determined quarterly.  The Amended Credit Agreement adjusted the applicable margins charged on the outstanding borrowings from a range of 2.0% to 3.5% to a range of 2.0% to 3.0% based on the leverage ratio. The fee for the unused portion of the facility ranges from .25% to .35% based on the leverage ratio compared to the previous facility’s unused fee of .20% to .375%. The covenants for the minimum fixed charge coverage ratio were adjusted slightly from 1.3:1 to 1.5:1 while the other financial covenants remained the same. The Amended Credit Agreement provides a basket for stock repurchase not to exceed $3.0 million in any period of twelve consecutive months, and total consideration for acquisitions in any twelve month period greater than $20 million will require lender approval. As of June 30, 2010, the Facility’s outstanding debt balance was $17.5 million. For the six months ended June 30, 2010, the effective interest rate on the outstanding borrowings under the Facility was 6.25%. The maximum availability under the Facility at June 30, 2010 was $20.8 million.

The Company was in compliance with its loan covenants agreements as of June 30, 2010.

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

Our diverse customer base consists primarily of U.S. government agencies. For the six-month periods ended June 30, 2010 and 2009, we generated revenue from the following mix of customers:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
Federal civilian agencies	$28,915,000	48.4%	$27,579,000	48.0%
Defense and homeland security	16,188,000	27.1%	19,367,000	33.7%
Commercial	14,655,000	24.5%	10,477,000	18.3%
Totals	$59,758,000	100.0%	$57,423,000	100.0%

Our largest clients in the six months ended June 30, 2010 were the U.S. Department of Housing and Urban Development (“HUD”), Fannie Mae, the Pension Benefit Guaranty Corporation, the Defense Logistics Agency and the Defense Technology Security Administration, representing approximately $12.3 million, $7.4 million, $6.1 million, $4.5 million, and $3.9 million in revenues, respectively, accounting for 20.6%, 12.3%, 10.2%, 7.6%, and 6.5%, respectively, of total revenue.

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

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
Time and materials	$39,511,000	66%	$40,074,000	70%
Fixed-price	20,247,000	34%	17,349,000	30%
Totals	$59,758,000	100%	$57,423,000	100%

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company’s revenue historically is derived from primarily three different types of contractual arrangements: time-and-materials contracts, fixed-price contracts and, to a lesser extent, cost-plus-fee contracts. Revenue on time-and-material contracts is recognized based on the actual hours performed at the contracted billable rates for services provided, plus materials’ cost for products delivered to the customer, and costs incurred on behalf of the customer. Revenue on fixed-price contracts is recognized ratably over the period of performance or on percentage-of-completion depending on the nature of services to be provided under the contract. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. We did not have any cost-plus-fee contracts in 2009 or the first half of 2010, but we may for the second half of 2010.

The Company’s fixed-price contracts are either maintenance and support services based or require some level of customization. Revenue is recognized ratably over the contract period for maintenance and support contracts. For contracts that involve software design, customization, or integration, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

We derived some of our revenue from contracts for which we were the prime contractor and some of our revenue as subcontractors to other prime contractors as follows:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
Prime contracts	$50,242,000	84%	$45,025,000	78%
Subcontracts	9,516,000	16%	12,398,000	22%
Totals	$59,758,000	100%	$57,423,000	100%

Our most significant expense is direct costs, which consists primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of June 30, 2010, we had 507 personnel who worked on our contracts.

General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, sales and marketing personnel, and costs associated with marketing and bidding on future projects, unassigned consulting personnel, personnel training, occupancy costs, travel and all other corporate costs.

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

The Company evaluates goodwill for impairment annually in the third fiscal quarter or more frequently depending on specific events or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in general market conditions may indicate potential impairment of recorded goodwill. We also evaluate these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. Management has concluded that there were no triggering events that would indicate an impairment during the six months ended June 30, 2010. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

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

 The following table summarizes our contract backlog at June 30, 2010 and December 31, 2009, respectively (in thousands):

	June 30, 2010	December 31, 2009
Backlog:
Funded	$54,100	$61,000
Unfunded	148,000	105,800
Total backlog	$202,100	$166,800

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring in 2017. The three most significant awards during the six-month period ended June 30, 2010 were successful re-competitions with a Department of Defense agency valued at $27.5 million, the Nuclear Regulatory Commission (“NRC”) valued at $21.4 million and HUD valued at $13.7 million.

We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are won. Our estimate of the portion of the backlog as of June 30, 2010 from which we expect to recognize revenue during fiscal year 2010 is likely to change because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control.

Non-GAAP Financial Measures – EBITDA

In evaluating our operating performance, management uses certain non-GAAP financial measures to supplement the consolidated financial statements prepared under U.S. GAAP. More specifically, we use the following non-U.S. GAAP financial measure: Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). EBITDA is a non-U.S. GAAP measure which we define as U.S. GAAP net income plus interest expense, income taxes, and depreciation and amortization.  We have provided EBITDA because we believe it is comparable to similar measures of financial performance in comparable companies and may be of assistance to investors in evaluating companies on a consistent basis, as well as enhancing an understanding of our operating results.  EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net income as a measure of operating performance or the cash flows from operating activities as a measure of liquidity.

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income	$1,137,026	$1,171,788	$2,243,594	$1,597,377
Adjustments:
Depreciation	138,251	217,314	281,006	451,138
Amortization of intangibles	498,081	550,302	996,163	1,100,605
Interest, net	356,887	792,604	1,178,042	1,566,684
Taxes	707,675	756,253	1,332,265	1,240,719
EBITDA	$2,837,920	$3,488,261	$6,031,070	$5,956,523

 During the six months ended June 30, 2010, we recorded other income of approximately $0.5 million associated with the adjustment of seller notes from a previous acquisition. Adjusting EBITDA for this one time benefit would result in an adjusted EBITDA of $5,536,070.

Recent Events

None.

Results of Operations (unaudited)

Results of operations for the three- and six-month periods ended June 30, 2010 compared with the three- and six-month periods ended June 30, 2009 are presented below.

The following table sets forth certain financial data as dollars and as a percentage of revenue.

	For the Three	%	For the Three	%	For the Six	%	For the Six	%
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,
	2010		2009		2010		2009
Revenue	$29,246,328		$30,266,809		$59,758,311		$57,423,323

Operating costs and expenses
Direct costs	20,503,390	70.1%	20,451,932	67.6%	41,919,002	70.1%	38,647,669	67.3%
Selling, general and administrative expenses	5,908,910	20.2%	6,326,616	20.9%	12,312,131	20.6%	12,819,131	22.3%
Depreciation and amortization	636,332	2.2%	767,616	2.5%	1,277,169	2.1%	1,551,743	2.7%

Total operating costs and expenses	27,048,632	92.5%	27,546,164	91.0%	55,508,302	92.9%	53,018,543	92.3%

Operating income	2,197,696	7.5%	2,720,645	9.0%	4,250,009	7.1%	4,404,780	7.7%

Other (expense) income
Interest, net	(356,887)	(1.2)%	(792,604)	(2.6)%	(1,178,042)	(2.0)%	(1,566,684)	(2.7)%
Other income	3,892	0.0%	—	0.0%	503,892	0.8%	—	0.0%

Income before income taxes	1,844,701	6.3%	1,928,041	6.4%	3,575,859	6.0%	2,838,096	4.9%

Income tax expense	707,675	2.4%	756,253	2.5%	1,332,265	2.2%	1,240,719	2.2%

Net Income	$1,137,026	3.9%	$1,171,788	3.9%	$2,243,594	3.8%	$1,597,377	2.8%

Weighted average number of shares outstanding
—basic	22,472,993		22,660,767		22,504,568		22,601,811
—diluted	22,590,473		22,660,767		22,617,016		22,601,811

Net income per share
—basic	$0.05		$0.05		$0.10		$0.07
—diluted	$0.05		$0.05		$0.10		$0.07

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009.

Revenue – Revenue decreased by $1.0 million, or 3.4%, to $29.2 million for the three months ended June 30, 2010. This was primarily due to reduced equipment purchases and the effect of awards on recompeted contracts that transitioned from time-and-materials to fixed-price contracts.

Direct costs – Direct costs were 70.1% and 67.6% of revenue for the three-month periods ended June 30, 2010 and 2009, respectively, an increase of 2.5%. Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and other direct costs. Other direct costs are incurred in response to specific client tasks and may vary from period to period. The following chart shows the areas and programs with significant cost variances for the three-month periods:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Increase (Decrease)
	(in thousands)%
Direct labor and fringe benefits	$13,186	$12,577	$609	4.8%
Subcontractors	6,450	5,999	451	7.5%
Other direct costs	867	1,876	(1,009)	(53.8)%
Totals	$20,503	$20,452	$51	0.2%

The increase in direct labor costs is associated primarily with the increased level of effort at Fannie Mae and Pension Benefit Guaranty Corporation (“PBGC”) offset by reductions on time-and-materials contracts that have transitioned to fixed-price efforts, as well as reductions in other direct costs related to reduced computer equipment purchase requirements on our government contracts.

  Gross margins were 29.9% and 32.4% for the three months ended June 30, 2010 and 2009, respectively.  This decrease was a result of increased subcontract costs related to Fannie Mae, which carry a lower margin, as well as the impact of new awards that were competitively bid with lower margins than existing contracts.

Selling, general and administrative (“SG&A”) expenses – The components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses.  SG&A expenses decreased $0.4 million to $5.9 million, or 20.2% of revenue, for the quarter ended June 30, 2010 compared to $6.3 million, or 20.9% of revenue, for the quarter ended June 30, 2009. The improvement in SG&A expense is attributable to controlling various indirect costs, partially offset by an increase in bad debt allowance.

Depreciation and amortization – Depreciation and amortization expense decreased $0.2 million to $0.6 million from $0.8 million primarily due to a reduction of amortization as acquired intangible assets reach the end of their amortization periods.

Interest, net – The net interest expense was $0.4 million and $0.8 million for the three-month periods ended June 30, 2010 and June 30, 2009, respectively. This decrease was attributable to the decline in the interest rate related to the credit facility, as well as a decrease in our outstanding debt balance and also decreases in the acquisition-related term notes. Our average outstanding debt balance for the quarter ended June 30, 2010 was $18.0 million compared to $26.7 million for the quarter ended June 30, 2009.

Income taxes – The Company reported an income tax expense of $0.7 million and $0.8 million for the three-month periods ended June 30, 2010 and 2009, respectively. The effective tax rates were 38.4% and 39.2% for the three-month periods ended June 30, 2010 and 2009, respectively. The effective rates for the three-month periods ended June 30, 2010 and June 30, 2009 were affected by variances in book-tax differences.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009.

Revenue – Revenue increased by $2.3 million, or 4.1%, to $59.8 million for the six months ended June 30, 2010. This was the result of increased levels of effort on commercial and civilian contracts and increases due to estimate-to-complete adjustments to reflect improved performance on civilian contracts, partially offset by lower levels of effort on Department of Defense contracts.

Direct costs – Direct costs were 70.2% and 67.3% of revenue for the six-month periods ended June 30, 2010 and 2009 respectively, an increase of 2.9%. Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and material and other direct costs. Material and other direct costs are incurred in response to specific client tasks and may vary from period to period. The following chart shows the areas and programs with significant cost variances for the six-month periods:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase
	(in thousands)%
Direct labor and fringe benefits	$27,476	$24,856	$2,620	10.5%
Subcontractors	11,929	11,401	528	4.6%
Other direct costs	2,514	2,391	123	5.1%
Totals	$41,919	$38,648	$3,271	8.5%

Direct labor and fringe benefits increases were primarily due to increased levels of effort on time-and-materials contracts with Fannie Mae and PBGC.

  Gross margins were 29.8% and 32.7% for the six months ended June 30, 2010 and 2009, respectively.  This decrease was a result of increased subcontract costs related to Fannie Mae, which carry a lower margin, as well as the impact of new awards that were competitively bid with lower margins than existing contracts.

Selling, general and administrative (“SG&A”) expenses – The components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses.  SG&A expenses decreased $0.5 million to $12.3 million, or 20.6% of revenues, for the six months ended June 30, 2010 compared to $12.8 million, or 22.3% of revenues, for the six months ended June 30, 2009.  The improvement in the SG&A expense is attributable to controlling various indirect costs, as well as significant savings on legal fees due to the resolution of a portion of the arbitration with the previous owners of ATSI, partially offset by an increase in bad debt allowance.

Depreciation and amortization – Depreciation and amortization expense decreased $0.3 million to $1.3 million from $1.6 million,  primarily due to a reduction of amortization as acquired intangible assets reach the end of their amortization periods.

Interest, net – The net interest expense was $1.2 million and $1.6 million for the six-month periods ended June 30, 2010 and June 30, 2009, respectively. This decrease was attributable to the decline in the interest rate related to the credit facility, as well as a decrease in our average outstanding debt balance and decreases in the acquisition-related term notes. Our average outstanding debt balance for the six months ended June 30, 2010 was $18.2 million compared to $28.8 million for the six months ended June 30, 2009.

Other income – Other income was $0.5 million for the six-month period ended June 30, 2010, due primarily to the resolution of an acquisition related indemnification claim.

Income taxes – The Company reported an income tax expense of $1.3 million and $1.2 million for the six-month periods ended June 30, 2010 and 2009, respectively. The effective tax rates were 37.3% and 43.7% for the six-month periods ended June 30, 2010 and 2009, respectively. The effective rates for the six-month periods ended June 30, 2010 and June 30, 2009 were affected by variances in book-tax differences.

Financial Condition, Liquidity and Capital Resources

Financial Condition – Total assets decreased by $3.6 million to $89.7 million as of June 30, 2010 from $93.3 million as of December 31, 2009. This decrease was primarily driven by a $1.8 million decrease in our accounts receivable related to improved collection efforts, which reduced our days-sales-outstanding from 66.3 to 64.5 days, and $1.0 million related to the amortization of intangible assets.

Our total liabilities decreased $6.5 million to $36.9 million as of June 30, 2010 from $43.5 million as of December 31, 2009. Significant changes within total liabilities included a decrease to long-term debt of $3.2 million to $18.0 million from $21.2 million due to favorable cash collections, a decrease of $2.5 million in accrued expenses to $3.8 million at June 30, 2010 compared to $6.4 million at December 31, 2009 primarily due to the payment of $1.5 million into a settlement escrow related to the Maximus litigation (See Note 12 - Legal Proceedings), and a $0.8 million decrease in deferred revenue to $0.6 million.

            Liquidity and Capital Resources – Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to make selective strategic acquisitions. We expect to meet our short-term requirements through funds generated from operations and from our $55 million credit facility with Bank of America. As of June 30, 2010, we had an outstanding balance of $17.5 million on our credit facility. As noted above, there has been a significant decrease in this debt due to positive cash flow from operations. The balance is expected to continue to decrease for the remainder of 2010. The Facility is considered adequate to meet our operations liquidity and capital requirements. The maximum availability under the Facility at June 30, 2010 was $20.8 million.

Net cash generated by operating activities was $3.4 million for the six months ended June 30, 2010, compared to $8.6 million for the same period in 2009. Cash generated by operating activities was primarily driven by ongoing operations, specifically collecting receivables, which were utilized to pay down the balance on our line of credit facility as discussed above, offset by the payment of the lawsuit settlement of $1.5 million. Depreciation and amortization were also lower due to the effect of assets reaching the end of their depreciable and amortizable lives.

Net cash provided by investing activities was $0.0 million for the six months ended June 30, 2010, compared to $0.1 million used in the same period in 2009, primarily as a result of reduced capital expenditures.

Net cash used in financing activities was $3.5 million for the six months ended June 30, 2010, compared to cash used in financing activities of $8.8 million in the same period in 2009. The cash was primarily used to pay down the credit facility and the notes payable from acquisitions in 2007.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ATSC has a credit facility which is a three-year, secured facility that permits continuously renewable borrowings of up to $55.0 million, subject to the borrowing base. The expiration date of the Agreement is June 1, 2013. The interest rate is based on LIBOR plus the applicable rate ranging from 200 to 300 basis points depending on the Company’s consolidated leverage ratio. The Company pays a fee in the amount of .25% to .35% on the unused portion of the facility, based on its consolidated leverage ratio, as defined in the Agreement. Any outstanding balances under the facility are due on the expiration date. The amended Agreement also allows the company to repurchase its common stock in an amount not to exceed $3 million in any twelve-month period. Total consideration for acquisitions in any twelve month period greater than $20 million requires lender approval. At June 30, 2010, the Company was in compliance with its loan covenants.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2010, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2010 that require us to make future cash payments.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$458	$17,515	$—	$—	$17,973
Operating Leases	1,819	3,494	3,667	5,681	14,661
Total	$2,277	$21,009	$3,667	$7,681	$32,634

Standards Issued But Not Yet Effective

New pronouncements issued but not yet effective until after June 30, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for a portion of our borrowings under our credit facility. As of June 30, 2010, we had an outstanding balance of $17.5 million under our variable interest rate line of credit. In November 2007, we hedged the interest rate risk on such debt by executing an interest rate swap as discussed in Note 5 of the notes to consolidated financial statements.

Item 4. Controls and Procedures.

As of June 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended the (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act were effective as of June 30, 2010. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2010, no changes occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 of the notes to the consolidated financial statements.

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

Purchases of Equity Securities by Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan

April 1-30, 2010	—	$—	555,138	$1,608,249
May 1-31, 2010	—	—	555,138	1,608,249
June 1-30, 2010	—	—	555,138	1,608,249
Total	—	$—	555,138	$1,608,249

No stock was repurchased during the three months ended June 30, 2010.  The Company repurchased approximately 152,000 shares of common stock for approximately $455,000 during the six months ended June 30, 2010 as part of the repurchase program. The Company currently has approximately 22.5 million shares outstanding.

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
Date: August 3, 2010