Form 10-Q
period 2010-09-30
ATS CORP
filed 2010-11-03
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
  _________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO ..

COMMISSION FILE NUMBER: 0-51552
___________________

ATS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-3747850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7925 Jones Branch Drive
McLean, Virginia	22102
(Address of principal executive offices)	(ZIP code)

(571) 766-2400
(Registrant’s telephone number, including area code)
________
 (Former name, former address and former fiscal year, if changed since last report)
___________________

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
Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of November 2, 2010 was 22,583,593.

ATS CORPORATION

ATS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$202,367	$178,225
Restricted cash	1,326,792	1,324,510
Accounts receivable, net	20,783,006	22,497,444
Prepaid expenses	627,736	625,231
Income taxes receivable	304,925	205,339
Other current assets	25,949	46,057
Deferred income taxes, current	994,735	2,361,611

Total current assets	24,265,510	27,238,417

Property and equipment, net	2,609,778	3,011,621
Goodwill	55,370,011	55,370,011
Intangible assets, net	4,608,552	6,102,798
Other assets	146,567	146,567
Deferred income taxes	1,492,948	1,400,260

Total assets	$88,493,366	$93,269,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$21,191,135
Accounts payable	5,890,236	4,753,800
Other accrued expenses and current liabilities	1,780,893	6,356,896
Accrued salaries and related taxes	3,595,483	4,541,509
Accrued vacation	2,396,430	2,259,538
Deferred revenue	305,212	1,392,457
Deferred rent – current portion	320,498	320,498

Total current liabilities	14,288,752	40,815,833

Long-term debt – net of current portion	15,954,960	—
Deferred rent – net of current portion	2,518,249	2,658,055
Other long-term liabilities	5,795	5,795

Total liabilities	32,767,756	43,479,683

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.0001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $0.0001 par value, 100,000,000 shares authorized, 31,451,275 and 31,235,696 shares issued, and 22,553,382 and 22,489,803 shares outstanding	3,145	3,124
Additional paid-in capital	132,542,594	131,702,488
Treasury stock, at cost, 8,897,893 and 8,745,893 shares held	(31,663,758)	(31,209,118)
Accumulated deficit	(45,156,371)	(50,062,979)
Accumulated other comprehensive loss (net of tax benefit of $0 and $400,571)	—	(643,524)

Total stockholders’ equity	55,725,610	49,789,991

Total liabilities and stockholders’ equity	$88,493,366	$93,269,674

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)

Revenue	$29,246,619	$32,074,434	$89,004,930	$89,497,757

Operating costs and expenses
Direct costs	20,406,798	21,342,643	62,325,800	59,990,312
Selling, general and administrative expenses	5,486,690	6,089,196	17,798,821	18,908,327
Depreciation and amortization	626,511	772,275	1,903,680	2,324,018
Total operating costs and expenses	26,519,999	28,204,114	82,028,301	81,222,657

Operating income	2,726,620	3,870,320	6,976,629	8,275,100

Other (expense) income
Interest, net	108,491	(597,742)	(1,069,551)	(2,164,426)
Other income	959,440	60,037	1,463,332	60,037

Income before income taxes	3,794,551	3,332,615	7,370,410	6,170,711

Income tax expense	1,131,537	1,340,816	2,463,802	2,581,535

Net income	$2,663,014	$1,991,799	$4,906,608	$3,589,176

Weighted average number of shares outstanding
—basic	22,540,904	22,741,726	22,516,813	22,648,962
—diluted	22,627,723	22,846,549	22,605,726	22,697,864

Net income per share
—basic	$0.12	$0.09	$0.22	$0.16
—diluted	$0.12	$0.09	$0.22	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$4,906,608	$3,589,176
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,903,680	2,324,018
Non-cash interest (income) expense SWAP agreement	(354,020)	198,458
Stock-based compensation	560,863	405,727
Directors’ fees paid in equity	103,094	113,735
Deferred income taxes	856,016	87,772
Deferred rent	(139,806)	(201,085)
Gain on disposal of equipment	(8,722)	—
Provision for bad debt	951,245	432,703

Changes in assets and liabilities, net of adjustments related to other comprehensive loss:
Accounts receivable	763,188	5,773,816
Prepaid expenses	(2,505)	(179,273)
Restricted cash	(2,282)	(7,400)
Other assets	20,315	215,537
Accounts payable	1,289,921	(429,160)
Other accrued expenses and accrued liabilities	(3,177,887)	(2,121,241)
Accrued salaries and related taxes	(946,026)	1,150,973
Accrued vacation	136,893	425,195
Accrued interest	(153,486)	159,975
Income taxes payable and receivable, net	(62,838)	62,549
Other current liabilities	(1,087,245)	(236,333)

Net cash provided by operating activities	5,557,006	11,765,142

Cash flows from investing activities
Purchase of property and equipment	(9,074)	(135,414)
Proceeds from release of escrows	—	3,758,637
Proceeds from disposals of equipment	10,000	—

Net cash provided by investing activities	926	3,623,223

Cash flows from financing activities
Borrowings on line of credit	51,366,004	45,760,848
Payments on line of credit	(54,594,279)	(59,947,409)
Issuance of notes payable	—	139,176
Payments on notes payable	(2,007,900)	(1,364,996)
Payments on capital leases	—	(64,152)
Proceeds from exercise of stock options	5,587	—
Proceeds from stock issued pursuant to Employee Stock Purchase Plan	151,438	126,428
Payments to repurchase treasury stock	(454,640)	(4,216)

Net cash used in financing activities	(5,533,790)	(15,354,321)

Net increase in cash	24,142	34,044

Cash, beginning of period	178,225	364,822

Cash, end of period	$202,367	$398,866

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$1,669,146	$2,436,380
Income tax refunds	2,258	12,148
Interest paid	1,789,871	1,861,649
Interest received	301,264	48,256

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

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

New pronouncements issued by the Financial Accounting Standards Board (“FASB”) with effective dates prior to September 30, 2010 are not applicable and have had no effect on the Company’s consolidated financial position or results of operations.

Standards Issued But Not Yet Effective

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

NOTE 3 — RESTRICTED CASH

The Company is required to maintain $1.2 million on deposit with a financial institution to support a bonding requirement for one of the ATSI state contracts. This amount, and accumulated interest of $126,792 and $124,510 earned thereon as of September 30, 2010 and December 31, 2009, respectively, is reflected in restricted cash in the accompanying consolidated balance sheets. We expect the performance under this contract to be completed in 2010, whereby the bond will be released and the deposit refunded.

NOTE 4 — ACCOUNTS RECEIVABLE

Total accounts receivable, net of allowance for doubtful accounts of $0.1 million at September 30, 2010 and $0.7 million at December 31, 2009, consisted of the following:

	September 30, 2010	December 31, 2009
Billed receivables	$17,407,549	$19,559,013
Unbilled receivables:
Amounts billable	551,902	112,300
Revenues recorded in excess of milestone billings on fixed-price contracts	2,887,398	3,474,459
Retainage	65,291	95,522
Total accounts receivable	$20,912,140	$23,241,294
Allowance for doubtful accounts	(129,134)	(743,850)
Total accounts receivable, net	$20,783,006	$22,497,444

NOTE 5 — FAIR VALUE OF FINANCIAL INSTRUMENTS

In order to manage interest rate fluctuation exposure on bank debt, the Company entered into an interest rate swap agreement with Bank of America, NA (“Bank of America”) on November 9, 2007 providing the Company an ability to eliminate the variability of interest expense based on $35 million of floating rate debt. The purpose of the derivative instrument was to hedge cash flows and was not entered into for trading purposes. The Company recorded cash payments and receipts related to its interest rate swap as adjustments to interest expense and as a component of operating cash flow.

Historically the Company accounted for its interest rate swap agreement as a cash flow hedge. The fair value of the interest rate swap was based on the net present value of its net projected cash flows, which are a level 3 input under ASC 820-25. On September 30, 2010, the Company terminated the swap arrangement resulting in an early payment in the amount of $375,000, the remaining balance of the swap liability, in accordance with the terms of the agreement. Accordingly, the fair value of the interest rate swap was reduced to zero at September 30, 2010.  Since the Company had previously recognized interest expense in 2009 and 2010 relating to the swap ineffectiveness, the effect of terminating the swap resulted in $335,301 in interest income for the three months and $217,156 for the nine months ended September 30, 2010, respectively, net of tax expense. The related deferred tax asset and other comprehensive income were reduced to zero as well. The fair value of the interest rate swap was $0 and $1,398,115 and reflected in other accrued expenses and current liabilities, as of September 30, 2010 and December 31, 2009, respectively.

NOTE 6 — STOCK PLANS AND STOCK-BASED COMPENSATION

Under the fair value recognition provisions of ASC 718, Stock Compensation (formerly SFAS No. 123(R), Share Based Payment (“FAS 123(R)”)), the Company recognizes stock-based compensation expense based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. A summary of the components of the stock-based compensation expense recognized during the three- and nine-month periods ended September 30, 2010 and 2009 is as follows:

Compensation Related to Options and Restricted Stock	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009
Incentive stock options	$47,000	$37,000	$191,000	$119,000
Restricted stock	216,000	119,000	504,000	317,000
Stock grants to Directors in lieu of cash	—	—	103,000	114,000
Forfeitures in excess of estimate	(115,000)	(17,000)	(134,000)	(30,000)
Total stock-based compensation expense	$148,000	$139,000	$664,000	$520,000
Income tax benefit recognized for stock-based compensation expense	$22,000	$94,000	$185,000	$103,000

Stock Options –The Company estimates the fair value of options as of the date of grant using the Black-Scholes option pricing model. A total of 50,000 and 158,000 options were granted during the three- and nine-month periods ended September 30, 2010, respectively. A total of 5,000 and 317,000 options were granted during the three and nine-month periods ended September 30, 2009, respectively.  The fair value of options granted during the nine-month period ended September 30, 2010 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Options Granted January 4, 2010	Options Granted April 4, 2010	Options Granted May 18, 2010	Options Granted September 1, 2010
Expected dividend yield	—%	—%	—%	—%
Expected volatility	70.6%	70.0%	67.6%	66.8%
Risk free interest rate	2.5%	2.5%	2.5%	1.6%
Expected life of options	6.3 years	6.3 years	6.3 years	6.3 years
Forfeiture rate	4.25%	4.25%	4.25%	4.25%
Options granted	15,000	40,000	53,000	50,000

The average fair value per option granted during the nine months ended September 30, 2010 was $1.82. As of September 30, 2010, there was $584,499 of unrecognized compensation expense related to unvested options. This cost is expected to be recognized over a weighted-average period of 2.8 years. The table below provides stock option information for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-the- Money Options
Options outstanding at January 1, 2010	638,000	$2.40	9.5	$310,655	(1)
Options granted	158,000	2.86	9.7	7,850	(2)
Options expired	—	—	—	—
Options exercised	(2,750)	2.03	—	—
Options forfeited	(160,250)	2.49	—	—
Options outstanding at September 30, 2010	633,000	$2.51	8.3	$390,883	(2)
Options exercisable at September 30, 2010	203,500	$2.81	7.5	$123,055	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the preceding period, which was $2.48 as of December 31, 2009, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $2.84 as of September 30, 2010, over the exercise price, multiplied by the number of options.

The following table summarizes information about the stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
Exercise	Number	Life in	Exercise	Number	Exercise
Prices	Outstanding	Years	Price	Exercisable	Price
$1.40	42,500	8.3	$1.40	12,500	$1.40
1.50	175,250	8.6	1.50	44,875	1.50
2.15	122,750	7.7	2.15	64,000	2.15
2.23	5,000	9.0	2.23	1,250	2.23
2.50	15,000	9.2	2.50	—	—
2.80	50,000	9.9	2.80	—	—
2.90	93,000	9.6	2.90	—	—
3.40	20,000	7.2	3.40	10,000	3.40
3.50	30,000	7.1	3.50	15,000	3.50
3.67	15,000	7.0	3.67	7,500	3.67
3.75	4,500	6.8	3.75	3,375	3.75
4.88	60,000	6.4	4.88	45,000	4.88
	633,000	8.3	$2.51	203,500	$2.81

Restricted Shares – Pursuant to the 2006 Omnibus Incentive Compensation Plan, during the nine-month period ended September 30, 2010, the Company granted 226,200 restricted shares valued at an aggregate of $619,380. Such shares vest over a one- to five-year period. The table below provides additional restricted share information for the nine months ended September 30, 2010:

	No. of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	462,986	$2.42
Granted	226,200	2.74
Vested	(110,362)	2.32
Forfeited	(81,428)	1.97
Unvested at September 30, 2010	497,396	2.66

NOTE 7 — EMPLOYEE STOCK PURCHASE PLAN

The Company adopted the 2007 Employee Stock Purchase Plan (the “Plan”) in July 2007. The Plan was subsequently approved by the stockholders in May 2008. The Plan provides employees and management with an opportunity to acquire or increase ownership interest in the Company through the purchase of shares of the Company’s common stock at periodic intervals, namely four month offering periods during which payroll deductions are made and shares are subsequently purchased at a five percent discount. The Company initially reserved an aggregate of 150,000 shares of common stock exclusively for issuance under the Plan. Additionally, the Company may automatically increase the shares registered under this Plan on an annual basis pursuant to the Plan’s “evergreen” provision. This provision allows the Company to annually increase its registered Plan shares by the lesser of the following: (i) 100,000 shares, (ii) 1% of the Company’s outstanding shares on January 1 of such year, or (iii) a lesser amount as determined by the Board. Accordingly, the Board increased the number of shares authorized under the Plan by 100,000 shares for each of fiscal years 2009 and 2010.

The Plan is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, is considered non-compensatory under ASC 718, Stock Compensation (formerly SFAS No. 123R, Share Based Payment ). Accordingly, there is no stock-based compensation expense associated with shares acquired under the Plan for the nine-month period ended September 30, 2010. As of September 30, 2010, participants had purchased 316,893 shares since the inception of the Plan at a weighted average price per share of $1.86. During the nine months ended September 30, 2010, 66,920 shares were purchased at an average price per share of $2.26.

NOTE 8 — EARNINGS (LOSS) PER SHARE

Basic and diluted earnings per share information is presented in accordance with ASC 260, Earnings Per Share (formerly SFAS No. 128, Earnings Per Share). Basic earnings per share is calculated by dividing the net income/(loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding which includes common stock equivalents. The Company’s common stock equivalents include stock options, restricted stock and warrants. The weighted average shares outstanding excludes unvested restricted shares.  The weighted average shares outstanding for the three months ended September 30, 2010 excludes stock options to purchase approximately 561,000 shares because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. Weighted average shares outstanding for the three months ended September 30, 2009 excludes warrants and stock options to purchase approximately 3,501,000 shares because such common stock equivalents had an exercise price in excess of the average market price of the Company’s common stock during the period, and as such were anti-dilutive.  The weighted average shares outstanding for the nine months ended September 30, 2010 excludes stock options to purchase approximately 559,000 shares because such common stock equivalents had an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. Weighted average shares outstanding for the nine months ended September 30, 2009 excludes warrants and stock options to purchase approximately 3,557,000 shares because such common stock equivalents had an exercise price in excess of the average market price of the Company’s common stock during the period, and as such were anti-dilutive.  All warrants expired in October 2009.

The chart below shows the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$2,663,014	$1,991,799	$4,906,608	$3,589,176

Weighted average number of basic shares outstanding during the period	22,540,904	22,741,726	22,516,813	22,648,962
Dilutive effect of stock options and restricted shares after application of the treasury stock method	86,819	104,823	88,913	48,902
Weighted average number of diluted shares outstanding during the period	22,627,723	22,846,549	22,605,726	22,697,864

Basic earnings per share	$0.12	$0.09	$0.22	$0.16
Diluted earnings per share	$0.12	$0.09	$0.22	$0.16

Shares outstanding during the nine months ended September 30, 2010 reflect the repurchase of 152,000 shares of ATSC common stock for approximately $455,000 pursuant to the share repurchase program which was approved by the Company’s Board of Directors on February 17, 2009. No stock was repurchased during the three months ended September 30, 2010.

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

The Company performed its 2010 annual impairment test during the third quarter in connection with the preparation of its September 30, 2010 interim financial statements. Management determined that a discounted cash flow analysis combined with a market based approach utilizing level 2 data pursuant to ASC Topic 820-25 Fair Value Measurements and Disclosures (“ASC 820-25”) was the most appropriate valuation methodology to use in our analysis as it reflects ATSC’s business characteristics and forward earnings potential. Based on management’s forecast for the Company, we concluded that the estimated fair value of the Company significantly exceeded its book value as of the valuation date. As a result of this analysis, management concluded that goodwill was not impaired.

NOTE 11 — INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2010	Weighted- Average Amortization Period	December 31, 2009	Weighted- Average Amortization Period
Customer contracts and related customer relationships	$8,235,000	53 mos.	$8,235,000	53 mos.
Acquired technology and in-process research and development	400,487	38 mos.	400,487	38 mos.
Other	711,799	60 mos.	711,799	60 mos.
Intangible assets	$9,347,286	52 mos.	$9,347,286	52 mos.
Less accumulated amortization	(4,738,734)		(3,244,488)
Total intangible assets, net	$4,608,552		$6,102,798

Expected amortization expense for the remainder of the year ending December 31, 2010, and for each of the fiscal years thereafter, is as follows:

Year ending December 31,	Amount
2010	$498,082
2011	1,992,328
2012	1,962,762
2013	155,380
Total intangible assets, net	$4,608,552

NOTE 12 — LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

We were a defendant in Maximus, Inc. vs. Advanced Technology Systems, Inc., in the Connecticut Superior Court, Complex Litigation Docket. The lawsuit regarded breach of contract and other claims related to a subcontract between Maximus and ATSI associated with a prime contract between Maximus and the State of Connecticut. Based on the complaint filed in the suit, Maximus sought damages in excess of $3.5 million. The case was filed in August 2007. In January of 2009, the case was consolidated for discovery purposes with an action brought by the State of Connecticut against Maximus relating to the prime contract.  On February 23, 2010, the State of Connecticut advised Maximus that it was accepting Maximus' settlement offer. On April 6, 2010, a settlement agreement was signed between Maximus and the Company. In accordance with the terms of the settlement, ATSC paid Maximus $1.5 million in return for a full release. The Company had fully accrued the $1.5 million settlement liability as of December 31, 2009.

Based on the claims asserted in the Maximus lawsuit, we made an indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI. This indemnification demand was paid in August 2010, in the amount of $1.25 million.

 NOTE 13 — DEBT

Debt consisted of the following:

	September 30, 2010	December 31, 2009
Bank Financing	$15,954,960	$18,688,235
Notes payable	—	2,502,900
Total debt	$15,954,960	$21,191,135
Less current portion	—	(21,191,135)
Debt, net of current portion	$15,954,960	$—

Notes Payable

The notes payable related to the acquisitions in 2007 were amortized over three years have been paid in full as of September 30, 2010.

At September 30, 2010, the aggregate maturities of our debt were as follows:

Twelve-months Ending September 30,
2010	$—
2011	—
2012	—
2013	15,954,960
Total long-term debt	$15,954,960

Bank Financing

On June 1, 2010, ATSC, as Borrower, entered into an amended and restated credit agreement related to its previous credit facility with Bank of America, N.A., as Administrative Agent, and other various lender parties (the “Amended Credit Agreement”).  The Amended Credit Agreement provides for an increase in the credit facility from $50 million to $55 million and an extension to the term for an additional three years with a maturity in June 2013.  Borrowings under the facility are subject to compliance with covenants including an asset coverage ratio, leverage ratio, and a fixed charge ratio. Borrowings bear interest at rates based on 30-day LIBOR plus applicable margins based on a leverage ratio as determined quarterly.  The Amended Credit Agreement adjusted the applicable margins charged on the outstanding borrowings from a range of 2.0% to 3.5% to a range of 2.0% to 3.0% based on the leverage ratio. The fee for the unused portion of the facility ranges from .25% to .35% based on the leverage ratio compared to the previous facility’s terms of .20% to .375%. The covenants for the minimum fixed charge coverage ratio were adjusted slightly from 1.3:1 to 1.5:1 while the other financial covenants remained the same. The Amended Credit Agreement provides a basket for stock repurchase not to exceed $3.0 million in any period of twelve consecutive months, and total consideration for acquisitions in any twelve-month period greater than $20 million will require lender approval. As of September 30, 2010, the facility’s outstanding debt balance was $16.0 million. For the nine months ended September 30, 2010, the effective interest rate on the outstanding borrowings under the facility was 6.25%. The maximum availability under the facility at September 30, 2010 was $20.9 million, of which the Company has $16.0 million outstanding.

The Company was in compliance with its loan covenant agreements as of September 30, 2010.

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

•
risks related to our business, including our dependence on contracts with U.S. Federal Government agencies and departments, and continued good relations, and being successful in competitive bidding, with those customers;

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

For the nine-month periods ended September 30, 2010 and 2009, we generated revenue from the following mix of customers:
	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
Federal civilian agencies	$42,839,000	48.1%	$42,344,000	47.3%
Defense and homeland security	24,150,000	27.2%	29,998,000	33.5%
Commercial	22,016,000	24.7%	17,156,000	19.2%
Totals	$89,005,000	100.0%	$89,498,000	100.0%

Our largest clients during the nine months ended September 30, 2010 were the U.S. Department of Housing and Urban Development (“HUD”), Fannie Mae, the Pension Benefit Guaranty Corporation, the Defense Logistics Agency and the Defense Technology Security Administration, representing approximately $17.8 million, $11.7 million, $9.0 million, $6.7 million, and $5.9 million in revenues, respectively, accounting for 20.0%, 13.1%, 10.1%, 7.5%, and 6.6%, respectively, of total revenue.

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	(in thousands)		(in thousands)
U.S. Department of Housing & Urban Development	$17,778	20.0%	$17,934	20.0%
Fannie Mae	11,704	13.1%	8,301	9.3%
Pension Benefit Guaranty Corporation	9,029	10.1%	6,555	7.3%
Defense Logistics Agency	6,688	7.5%	6,071	6.8%
Defense Technology Security Administration	5,907	6.6%	6,943	7.8%

We derive substantially all of our revenue from providing professional and technical services. We generate this revenue from contracts with various payment arrangements, including time-and-materials contracts and fixed-price contracts. We recognize revenue on time-and-materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred. We recognize revenue on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated cost. However, if the contract is primarily for services being provided over a specified period of time, for example, maintenance service arrangements, we recognize revenue on a straight-line basis over the term of the contract. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
Time-and-materials	$58,980,000	66.3%	$61,594,000	68.8%
Fixed-price	29,944,000	33.6%	27,904,000	31.2%
Cost-plus-fixed-fee	81,000	0.1%	—	—
Totals	$89,005,000	100.0%	$89,498,000	100.0%

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company’s revenue historically is derived from primarily three different types of contractual arrangements: time-and-materials contracts, fixed-price contracts and, to a lesser extent, cost-plus-fee contracts. Revenue on time-and-material contracts is recognized based on the actual hours performed at the contracted billable rates for services provided, plus materials’ cost for products delivered to the customer, and costs incurred on behalf of the customer. Revenue on fixed-price contracts is recognized ratably over the period of performance or on percentage-of-completion depending on the nature of services to be provided under the contract which are either maintenance and support services based or require some level of customization. For contracts that involve software design, customization, or integration, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs. Provisions for anticipated contract losses are recognized at the time they become known. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance.

We derived some of our revenue from contracts for which we were the prime contractor and some of our revenue as subcontractors to other prime contractors as follows:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
Prime contracts	$75,135,000	84.4%	$71,169,000	79.5%
Subcontracts	13,870,000	15.6%	18,329,000	20.5%
Totals	$89,005,000	100.0%	$89,498,000	100.0%

Our most significant expense is direct costs, which consists primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of September 30, 2010, we had 502 personnel who worked on our contracts.

General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, sales and marketing personnel, and costs associated with marketing and bidding on future projects, unassigned consulting personnel, personnel training, occupancy costs, travel and all other corporate costs.

Goodwill Valuation

See Note 10.

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

 The following table summarizes our contract backlog at September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010	December 31, 2009
Backlog:
Funded	$48,645,500	$60,980,400
Unfunded	169,928,400	105,821,100
Total backlog	$218,573,900	$166,801,500

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring in 2017. The most significant awards during the nine-month period ended September 30, 2010 were successful re-competitions with a Department of Defense agency valued at $27.5 million, the Nuclear Regulatory Commission (“NRC”) valued at $21.4 million, HUD awards valued at $14.6 million, Defense Logistics Agency valued at $13.7 million and the National Cancer Institute valued at $13.3 million.

We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are won. Our estimate of the portion of the backlog as of September 30, 2010 from which we expect to recognize revenue during fiscal year 2010 is likely to change because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control.

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

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income	$2,663,014	$1,991,799	$4,906,608	$3,589,176
Adjustments:
Depreciation	128,428	221,972	409,434	673,110
Amortization of intangibles	498,083	550,303	1,494,246	1,650,908
Interest, net	(108,491)	597,742	1,069,551	2,164,426
Taxes	1,131,537	1,340,816	2,463,802	2,581,535
EBITDA	$4,312,571	$4,702,632	$10,343,641	$10,659,155

 During the nine months ended September 30, 2010, we recorded other income of approximately $0.5 million associated with the adjustment of seller notes in addition to $1.25 million for the release of escrow from a previous acquisition. Adjusting EBITDA for these items would result in an adjusted EBITDA of $3,062,571 for the three months ended September 30, 2010 and $8,598,641 for the nine months ended September 30, 2010.

Recent Events

The Board of Directors has elected Sidney E. Fuchs, the Company’s Chief Operating Officer and Executive Vice President to serve as the Company’s President and Chief Executive Officer, beginning January 1, 2011.  Mr. Fuchs has also been appointed to the Company's board of directors, effective October 19, 2010.  Dr. Edward H. Bersoff will transition from his current management role as President and Chief Executive Officer of the Company beginning January 1, 2011 but will continue his service as Chairman of the Board after Mr. Fuchs takes office.

Results of Operations (unaudited)

Results of operations for the three- and nine-month periods ended September 30, 2010 compared with the three- and nine-month periods ended September 30, 2009 are presented below.

The following table sets forth certain financial data as dollars and as a percentage of revenue:

	For the Three	%	For the Three	%	For the Nine	%	For the Nine	%
	Months Ended		Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,		September 30,
	2010		2009		2010		2009
Revenue	$29,246,619		$32,074,434		$89,004,930		$89,497,757

Operating costs and expenses
Direct costs	20,406,798	69.8%	21,342,643	66.5%	62,325,800	70.0%	59,990,312	67.0%
Selling, general and administrative expenses	5,486,690	18.8%	6,089,196	19.0%	17,798,821	20.0%	18,908,327	21.1%
Depreciation and amortization	626,511	2.1%	772,275	2.4%	1,903,680	2.1%	2,324,018	2.6%

Total operating costs and expenses	26,519,999	90.7%	28,204,114	87.9%	82,028,301	92.2%	81,222,657	90.8%

Operating income	2,726,620	9.3%	3,870,320	12.1%	6,976,629	7.8%	8,275,100	9.2%

Other income (expense)
Interest, net	108,491	0.4%	(597,742)	(1.9)%	(1,069,551)	(1.2)%	(2,164,426)	(2.4)%
Other income	959,440	3.3%	60,037	0.2%	1,463,332	1.6%	60,037	0.1%

Income before income taxes	3,794,551	13.0%	3,332,615	10.4%	7,370,410	8.3%	6,170,711	6.9%

Income tax expense	1,131,537	3.9%	1,340,816	4.2%	2,463,802	2.8%	2,581,535	2.9%

Net Income	$2,663,014	9.1%	$1,991,799	6.2%	$4,906,608	5.5%	$3,589,176	4.0%

Weighted average number of shares outstanding
—basic	22,540,904		22,741,726		22,516,813		22,648,962
—diluted	22,627,723		22,846,549		22,605,726		22,697,864

Net income per share
—basic	$0.12		$0.09		$0.22		$0.16
—diluted	$0.12		$0.09		$0.22		$0.16

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009.

Revenue – Revenue decreased by $2.8 million, or 8.8%, to $29.2 million for the three months ended September 30, 2010. This was primarily due to reductions in other direct costs related to a lower demand for computer equipment purchases and the effect of awards on re-competed contracts that transitioned from time-and-materials to fixed-price contracts.

Direct costs –Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and other direct costs. Other direct costs are incurred in response to specific client tasks and may vary from period to period. The following chart shows the cost categories with significant cost variances for the three-month periods:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Increase (Decrease)
	(in thousands)%		(in thousands)%		(in thousands)%
Revenue	$29,247	100%	$32,074	100%	$(2,827)	8.8%

Direct labor and fringe benefits	13,070	44.7%	13,331	41.6%	(261)	(2.0)%
Subcontractors	6,208	21.2%	6,526	20.3%	(318)	(4.9)%
Other direct costs	1,129	3.9%	1,486	4.6%	(357)	(24.0)%
Total direct costs	$20,407	69.8%	$21,343	66.5%	$(936)	(4.4)%

Direct costs were 69.8% and 66.5% of revenue for the three months ended September 30, 2010 and 2009, respectively, an increase of 3.3%. Direct labor is the largest component of direct costs representing 64.0% and 62.5% of total direct cost for the the three months ending September 30, 2010 and  2009, respectively. Although direct labor dollars decreased slightly over the comparable period in 2009, as a percentage of revenue the direct labor dollars increased from 41.6% to 44.7% as a result of lower margins on time-and-materials and fixed price contracts. These margins improved in the third quarter by approximately 0.9% from the previous two quarters and are expected to continue to improve.  Subcontractor costs and other direct costs represented 25.1% and 24.9% of revenue and 36.0% and 37.5% of total direct costs for the three months ended September 30, 2010 and 2009, respectively.

Selling, general and administrative (“SG&A”) expenses – The components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses.  SG&A expenses decreased $0.6 million to $5.5 million, or 18.8% of revenue, for the quarter ended September 30, 2010 compared to $6.1 million, or 19.0% of revenue, for the quarter ended September 30, 2009. The improvement in SG&A expense is attributable to controlling various indirect costs, partially offset by an increase in bad debt expense as a result of the recognition of receivables from one contract determined to be uncollectible.

Depreciation and amortization – Depreciation and amortization expense decreased $0.2 million to $0.6 million for the quarter ended September 30, 2010 from $0.8 million for the quarter ended September 30, 2009 primarily due to a reduction of amortization as acquired intangible assets reach the end of their amortization periods.

Interest, net – The net interest (income)/expense was $(0.1) million and $0.6 million for the three-months ended September 30, 2010 and September 30, 2009, respectively. This decrease of $0.7 million in net interest expense was attributable to several factors.   As part of the indemnification settlement ATSC recognized $291,000 of interest income effectively reducing net interest expense for the quarter.  A reduction in the applicable margin from 3.5 to 2.0 on the outstanding balance of our credit line resulted in a decrease of $33,000 in interest expense. In addition, interest expense decreased $21,000 due to the declining outstanding loan balance on the credit facility and an additional $51,000 reduction due to the declining balance on the notes payable from the acquisitions in 2007.  Finally, the retirement of the interest rate swap at September 30, 2010 resulted in the recognition of approximately $307,000 in interest income as the interest expense had been recorded in the previous periods due to the ineffectiveness of the swap.

Our average outstanding debt balance for the quarter ended September 30, 2010 was $17.6 million compared to $20.4 million for the quarter ended September 30, 2009.

Income taxes – The Company reported an income tax expense of $1.0 million and $1.3 million for the three-month periods ended September 30, 2010 and 2009, respectively. The effective tax rates were 29.8% and 40.2% for the three-month periods ended September 30, 2010 and 2009, respectively. The significantly lower effective tax rate for the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009 was due to $1.0 million of the $1.25 million indemnification payment as a result of the settlement of the indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction which adjusted the tax basis of the acquisition and is considered a non-taxable permanent difference.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

Revenue – Revenue decreased by $0.5 million, or 0.6%, to $89.0 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. This was the result of lower staffing requirements on Department of Defense contracts, partially offset by increased requirements on commercial and civilian contracts.

Direct costs –Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and material and other direct costs. Material and other direct costs are incurred in response to specific client tasks and may vary from period to period. The following chart shows the cost categories with significant cost variances for the nine-month periods:

Revenue	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009		Increase (Decrease)
	(in thousands)%		(in thousands)%		(in thousands)%
Revenue	$89,005	100%	$89,498	100%	$(493)	5.5%

Direct labor	$40,546	45.6%	$38,239	42.7%	$2,307	6.0%
Subcontractors	18,137	20.4%	17,927	20.0%	210	1.2%
Other direct costs	3,643	4.1%	3,824	4.3%	(181)	(4.7)%
Total direct costs	$62,326	70.0%	$59,990	67.0%	$2,336	3.9%

Direct costs were 70.0% and 67.0% of revenue for the nine-month periods ended September 30, 2010 and 2009 respectively, an increase of 3.0%. Direct labor is the largest component of direct costs representing 65.0% and 63.7% of total direct costs. for the nine months ended September 30, 2010 and September 30, 2009, respectively. The increase in direct labor dollars is primarily attributable to increased staffing requirements and salary escalation.  Direct labor increased as a percent of revenue from 42.7% to 45.6% as a result of lower margins on time-and-materials and fixed price contracts  Subcontractor costs and other direct costs represented 24.5% and 24.3% of revenue and 35.0% and 36.3% of total direct costs for the nine-month periods ended September 30, 2010 and 2009, respectively.

Selling, general and administrative (“SG&A”) expenses – The components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses.  SG&A expenses decreased $1.1 million to $17.8 million, or 20.0% of revenues, for the nine months ended September 30, 2010 compared to $18.9 million, or 21.1% of revenues, for the nine months ended September 30, 2009.  The improvement in the SG&A expense is attributable to controlling various indirect costs, as well as significant savings on legal fees due to the resolution of the arbitration with the previous owners of ATSI, partially offset by an increase in bad debt expense as a result of the recognition of receivables from one contract determined to be uncollectible.

Depreciation and amortization – Depreciation and amortization expense decreased $0.4 million to $1.9 million from $2.3 million, primarily due to a reduction of amortization as acquired intangible assets reach the end of their amortization periods.

Interest, net – The net interest expense was $1.1 million and $2.2 million for the nine-months ended September 30, 2010 and September 30, 2009, respectively. This decrease of $ 1.1 million in net interest expense was attributable to several factors.   As part of the indemnification settlement ATSC recognized $291,000 of interest income effectively reducing interest expense for the year.  A reduction in the applicable margin from 3.5 to 2.0 on the outstanding balance of our credit line resulted in a decrease of $218,000 in interest expense. In addition, interest expense decreased $183,000 due to the declining outstanding loan balance on the credit facility and an additional $145,000 reduction due to the declining balance on the notes payable from the acquisitions in 2007.  Finally, the retirement of the interest rate swap at September 30, 2010 resulted in the recognition of approximately $444,000 in interest income as the interest expense had been recorded in previous periods due to the ineffectiveness of the swap.

Our average outstanding debt balance for the nine months ended September 30, 2010 was $17.9 million compared to $26.0 million for the nine months ended September 30, 2009.

Other income – Other income was $1.5 million for the nine-month period ended September 30, 2010, up from $60,000 for the nine-month period ended September 30, 200 due primarily to the resolution of acquisition-related indemnification claims.

Income taxes – The Company reported income tax expense of $2.5 million and $2.6 million for the nine-month periods ended September 30, 2010 and 2009, respectively. The effective tax rates were 33.4% and 41.8% for the nine-month periods ended September 30, 2010 and 2009, respectively. The significantly lower effective tax rate for the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009 was primarily due to $1.0 million of the $1.25 million indemnification payment as a result of the settlement of the indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction which adjusted the tax basis of the acquisition and is considered a non-taxable permanent difference.

Financial Condition, Liquidity and Capital Resources

Financial Condition – Total assets decreased by $4.8 million to $88.5 million as of September 30, 2010 from $93.3 million as of December 31, 2009. This decrease was primarily driven by a $1.7 million decrease in our accounts receivable related to reduced revenue in the third quarter, $1.5 million related to the amortization of intangible assets and $1.3 million related to recognized deferred tax assets.

Our total liabilities decreased $10.7 million to $32.8 million as of September 30, 2010 from $43.5 million as of December 31, 2009. Significant changes within total liabilities included a decrease in long-term debt by $5.2 million to $16.0 million from $21.2 million due to income from operations. In addition, accrued expenses decreased by $4.6 million to $1.8 million at September 30, 2010 compared to $6.4 million at December 31, 2009 due to the payment of $1.5 million to settle the Maximus litigation (See Note 12 - Legal Proceedings) and the amortization and retirement of the interest rate swap agreement totaling $1.4 million.  Also, deferred revenue decreased by $1.1 million to $0.3 million.

Liquidity and Capital Resources – Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to make selective strategic acquisitions. We expect to meet our short-term requirements through funds generated from operations and from our $55 million credit facility with Bank of America. As of September 30, 2010, we had an outstanding balance of $16.0 million on our credit facility. As noted above, there has been a significant decrease in this debt due to positive cash flow from operations. The balance is expected to continue to decrease for the remainder of 2010. The facility is considered adequate to meet our operations liquidity and capital requirements. The maximum availability under the facility at September 30, 2010 was $20.9 million.

Net cash generated by operating activities was $5.6 million for the nine months ended September 30, 2010, compared to $11.8 million for the same period in 2009. Cash generated by operating activities was primarily driven by income from operations, , which was utilized to pay down the balance on our line of credit facility as discussed above. Results in 2009 reflect the collection of approximately $7.6 million in aged receivables, reducing days-sales-outstanding from 86 days to 60 days offset by the payment of the Maximus settlement of $1.5 million. Depreciation and amortization were also lower due to the effect of assets reaching the end of their depreciable and amortizable lives.

Net cash provided by investing activities was $0.0 million for the nine months ended September 30, 2010, compared to $3.6 million provided in the same period in 2009, primarily as a result of the settlement of a working capital escrow claim.

Net cash used in financing activities was $5.5 million for the nine months ended September 30, 2010, compared to cash used in financing activities of $15.4 million in the same period in 2009. The cash was primarily used to pay down the credit facility and the notes payable from acquisitions in 2007.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ATSC has a credit facility which is a three-year, secured facility that permits continuously renewable borrowings of up to $55.0 million, subject to the borrowing base. The term of the credit agreement expires June 1, 2013. The interest rate is based on LIBOR plus the applicable rate ranging from 200 to 300 basis points depending on the Company’s consolidated leverage ratio. The Company pays a fee in the amount of .25% to .35% on the unused portion of the facility, based on its consolidated leverage ratio, as defined in the credit agreement. Any outstanding balances under the facility are due on the expiration date. The amended credit agreement also allows the Company to repurchase its common stock in an amount not to exceed $3 million in any twelve-month period. Total consideration for acquisitions in any twelve-month period greater than $20 million requires lender approval. At September 30, 2010, the Company was in compliance with its loan covenants.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2010, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2010 that require us to make future cash payments.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$—	$15,955	$—	$—	$15,955
Operating Leases	1,865	3,688	3,697	5,207	14,457
Total	$1,865	$19,643	$3,697	$5,207	$30,412

Standards Issued But Not Yet Effective

See Note 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for our borrowings under our credit facility. As of September 30, 2010, we had an outstanding balance of $16.0 million under our variable interest rate line of credit.

Item 4. Controls and Procedures.

As of September 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act were effective as of September 30, 2010. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2010, no changes occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 of the notes to the consolidated financial statements.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of the Company’s 2009 Form 10-K for a detailed discussion of the risk factors affecting the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 10, 2009, the Company announced the approval of a plan under Rule 10b5-1 under the Exchange Act, to facilitate purchases of the Company’s common shares and assist with compliance with Rule 10b-18 under such Act.  A plan under Rule 10b5-1 allows a company to repurchase its common shares at times when it otherwise might be prevented from doing so under insider trading laws.  A broker selected by the Company has authority under the plan to repurchase up to $1.5 million of the Company’s common stock over the next two years on the Company’s behalf.  The $1.5 million amount is a portion of the total repurchase program amount previously approved by the Board on February 11, 2009 of the lesser of $3.0 million or 2.0 million shares.  Purchases of common shares under the 10b5-1 plan will be subject to specified parameters and certain price, volume and timing constraints.  Accordingly, there can be no assurance as to how many common shares will be purchased.  In addition, the program and related plan may be suspended or discontinued at any time without prior notice.

Purchases of Equity Securities by Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan

January 1-31, 2010	2,000	$2.32	405,138	$2,058,249
March 1-31, 2010	150,000	3.00	555,138	1,608,249
Total	152,000	$2.99	555,138	$1,608,249

No stock was repurchased during the three months ended September 30, 2010.  The Company repurchased approximately 152,000 shares of common stock for approximately $455,000 during the nine months ended September 30, 2010 as part of the repurchase program. The Company currently has approximately 22.6 million shares outstanding.

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
Date: November 3, 2010