Form 10-K
period 2010-12-31
ATS CORP
filed 2011-02-17
CIK 1325460

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $16.6 million, based on the closing sales price of the registrant’s Common Stock on the NYSE AMEX LLC on that date.

As of February 11, 2011, 22,794,175 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

ATS CORPORATION
For the Fiscal Year Ended December 31, 2010

i

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully. The factors listed in Item 1A of Part I of this Annual Report on Form 10-K, captioned “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	uncertainties arising from the Company’s intent to evaluate strategic alternatives;

•	risks related to the government contracting industry, including possible changes in government spending priorities, especially during periods when the government faces significant budget challenges;

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

The forward-looking statements are based on the beliefs and assumptions of our management and the information available to our management at the time these disclosures were prepared. Although we believe the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update these forward- looking statements, even if our situation changes in the future.

The terms “we,” “our” and the Company as used throughout this Annual Report on Form 10-K refer to ATS Corporation and its consolidated subsidiary, Advanced Technology Systems, Inc. (“ATSI”), unless otherwise indicated.

ii

Item 1. Business

INFORMATION ABOUT ATS CORPORATION

ATS Corporation (the “Company”) was incorporated in Delaware on April 12, 2005. The Company was formed to serve as a vehicle for the acquisition of operating businesses in the federal services and defense industries through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combinations.

On January 15, 2007, the Company began operations by consummating a business combination and acquiring all of the outstanding capital stock of Advanced Technology Systems, Inc. and its subsidiary, ATSI, a provider of systems integration and application development to the U.S. government. The Company concluded three additional acquisition transactions in 2007 and integrated all four companies into one operational unit.

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

Overview

ATSI provides software and systems development, systems integration, information sharing and assurance, information technology (“IT”) infrastructure and outsourcing, and IT and business consulting services primarily to U.S. government agencies. ATSI offers our clients a comprehensive systems life-cycle approach that allows our customers to focus on their crucial endeavors while reducing costs and providing enhanced mission critical services.

ATSI, founded in 1978, originally focused on mainframe applications development, and received its first prime contracts from the Department of Housing and Urban Development (“HUD”) and the Office of the Under Secretary of Defense, two customers ATSI continues to serve. For HUD, ATSI was awarded a contract in 1981 to develop the Computerized Homes Underwriting Management System for tracking and monitoring home mortgages. By 1985, as technology evolved, ATSI’s relationship with HUD evolved as well, and ATSI was tasked to design and implement various Local Area Network applications to meet the complex needs of the agency. ATSI expanded its expertise into enterprise architecture and system implementation services during its design of HUD’s multi-tiered extranet application, FHA Connection, which consists of several smaller subsystems with a diverse mix of architectures in a web-driven solution. Throughout the 1990s, ATSI began to accelerate its business development efforts with other federal agencies in an effort to diversify its client concentration outside HUD and provide additional avenues for growth. For example, ATSI cross-sold its HUD applications development expertise to the Resolution Trust Corporation (“RTC”), an agency created to manage the savings and loan crisis, to provide both applications development and database administration. As the savings and loan crisis was resolved, ATSI leveraged its past performance record at RTC to win a contract to develop the Federal Deposit Insurance Corporation’s first internet and intranet sites.

Through the 2007 acquisitions of RISI, PMG and NSS, we expanded our client base, personnel and service offerings. These acquisitions strengthened our federal network system integration, maritime security, and commercial applications development capabilities, as well as broadened our customer base to include the U.S. Coast Guard, the Nuclear Regulatory Commission, and the National Cancer Institute, among many others.

Recent Update

On January 7, 2011, the Company announced that its Board of Directors had begun a process to evaluate strategic alternatives for the Company. There can be no assurance that the review of strategic alternatives will result in ATSC pursuing any particular transaction, or, if it pursues any such transaction, that it will be completed.

SERVICE OFFERINGS AND DOMAIN EXPERTISE

ATSI’s service offerings have evolved over time to incorporate new technologies and integrate acquired businesses and currently include the following:

Software and Systems Development

ATSI designs, develops and delivers custom software systems and applications and integrates commercial off the shelf (“COTS”) solutions by applying industry standard best practices, agile development methodologies, and state-of-the-art software tools. ATSI has over 30 years experience building and implementing leading edge systems that serve the mission critical and support function needs of our federal civilian agency and Department of Defense customers. ATSI provides valued expertise to our customers including full life cycle requirements and configuration management, service-oriented architecture and system modeling and design, application development, legacy migration and modernization, database architecture and implementation, system and software operations and maintenance, Independent Verification and Validation (“IV&V”), multi-platform deployment, and information security Certification and Accreditation (“C&A”) support.

Systems Integration

ATSI performs comprehensive systems integration and installation services in support of its developed software systems, and also provides network and hardware upgrades using COTS technologies. ATSI professionals analyze existing client information systems, applications and platforms, and design service-oriented solutions that sustain or extend system performance and availability. ATSI leverages its past experience and technical expertise to evaluate competing solutions, and develops systems based on cost and requirements management. ATSI also integrates applications into federally approved enterprise architectures to create seamless solutions.

Information Sharing and Assurance

ATSI develops and deploys complex information sharing systems, connecting organizations at all levels of government and giving secure, immediate access to information and communications. ATSI delivers customized applications using open standards approaches and methodologies. These solutions use service-oriented architectures, customer reference architectures, web services, National Information Exchange Models and FIPS 140-2 standards for wireless access to allow agencies to communicate with other agencies. ATSI has specific experience and expertise in dealing with intergovernmental systems, classified and sensitive data, managing integrated regional information sharing, global positioning systems, and remote portable real-time data access.

ATSI also provides a broad range of risk management services that proactively ensure the security of information, networks and systems. ATSI provides C&A support to achieve and maintain accreditation of information systems. ATSI ensures all relevant information assurance policies and procedures are reflected throughout system documentation, performs security awareness training, provides full intrusion monitoring, and executes updates to system security documentation. By providing the appropriate tools, ATSI enables organizations to develop, implement and maintain effective risk mitigation strategies.

IT Infrastructure and Outsourcing

ATSI provides a full range of infrastructure management services from small email or web server administration contracts to larger, completely outsourced managed services. ATSI offers creative solutions to operational issues such as help desk operations, Service Level Agreement (“SLA”) management, proactive server monitoring and response, and server virtualization/consolidation. The methodology leverages the Information Technology Infrastructure Library (“ITIL”) framework, ensuring efficient and comprehensive infrastructure support. Specialized services include managed services, hosting, service/help desk administration, continuity of operations (“COOP”)/disaster recovery (“DR”), messaging/workflow administration, technology assessments, network operations, server administration, desktop architecture support, IT audit and assessment, virtualization, video teleconferencing, risk assessment and management, and information security.

IT and Business Consulting

ATSI provides a wide range of IT and business consulting services that help government agencies, large financial services firms and property and casualty insurance companies achieve their critical mission objectives. ATSI also provides IT and business staffing services for nearly all the technical and functional disciplines at financial institutions with specific focus on business/data analysts and database professionals. Combining deep domain expertise, technical excellence and management capabilities, ATSI professionals work in close partnership with customers to help their organizations align IT strategies to meet their business objectives.

Based on industry best practices, ATSI performs modeling, simulation and prototyping of IT and network systems and solutions that maximize investment portfolios. We provide requirements management, use case consulting, test driven design, and agile development practices. Our experts also provide a broad portfolio of system selection and implementation services, including business process analysis and redesign, quality assurance services, and organizational assessments. Working to address our customers’ business management objectives, ATSI professionals perform program management planning and analysis, security reviews and audits, feasibility studies, strategic planning, quality assurance assessments, transition planning and acquisition and training support.

DOMAIN EXPERTISE

Over the years, ATSI has gained significant domain experience and expertise involving many mission critical support functions, including:

Case Management Systems

ATSI designs, builds, integrates, and implements case management systems that (i) manage a portfolio of business cases or case files; (ii) operate securely as appropriate to each business case or case file; (iii) integrate with distributed systems and services, both internal and external to the customer organization; (iv) accept data from diverse sources in a wide variety of formats; (v) integrate with government-wide services such as E-Authentication or Pay.gov; (vi) receive and process image data and/or E-signatures; and (vii) implement complex business rules in a readily modifiable manner and in accordance with statutory and regulatory requirements.

Federal Financial Systems

ATSI designs, develops and deploys web-based, interactive financial systems that provide end-to-end electronic financial business process support for various functions, including: resource planning; funds distribution; electronic billing notification, collections and reporting; collections processing; budget planning, execution and reporting; property accounting; general ledger accounting; cost accounting; accounts receivable / accounts payable; and travel management.

Supply Chain Management Systems

ATSI designs, plans, executes, controls and monitors supply chain initiatives that manage all movement and storage of subsistence items from point of origin to consumption. Through its role as a supply chain management system developer, ATSI provides a single point of contact to manage the wholesale supply chain of subsistence items and enables efficient and uninterrupted logistical support for numerous government and commercial locations worldwide. Associated web-enabled applications provide central processing connectivity for each component system. Our supply chain management systems expertise includes such functionalities as Electronic Data Interchange (“EDI”), standardized data, order processing, verification, reconciliation, and notification alerts.

Border and Port Security

ATSI provides information sharing services and performs research, development, testing and evaluation (“RDT&E”) of technologies that support federal government border and port security initiatives. Our technology evaluations help the government determine various technologies’ utility and effectiveness in detecting, tracking, classifying, and responding to threats along our nation’s borders and ports. In addition, ATSI information sharing services help expand the situational awareness of government agents.

Health Information Systems

ATSI provides successful claims processing systems modernization services, for health information systems, as well as full life cycle support, from requirements through deployment and training. For military medical information systems, ATSI enables access to users worldwide, including those at sea, and facilitates effective retrieval of clinical and business data by streamlining various user interfaces, business processes and content management approaches.

Commercial Insurance and Financial Systems

ATSI provides a broad range of technology integration and management consulting services to the commercial insurance industry, including software and vendor selection, project/program management, business improvement analysis and methodology services, implementation support, IT strategic planning, business intelligence and data management.

Customers and Contract Types

The following schedule presents the breakdown of revenue by customer type for the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010		Year Ended December 31, 2009
Federal civilian agencies	$55,329,000	47.4%	$55,636,000	46.9%
Defense and homeland security	31,687,000	27.2%	37,407,000	31.5%
Government-sponsored (Fannie Mae)	15,457,000	13.3%	11,665,000	9.8%
Commercial	12,301,000	10.5%	10,823,000	9.2%
State & local government	1,892,000	1.6%	3,128,000	2.6%
Totals	$116,666,000	100.0%	$118,659,000	100.0%

During 2010, ATSI’s largest revenue customers were HUD, the Federal National Mortgage Association (“Fannie Mae”), the Pension Benefit Guaranty Corporation (“PBGC”), the Defense Technology Security Administration (“DTSA”), and the Defense Logistics Agency (“DLA”). In 2009, HUD, Fannie Mae, PBGC, DTSA and DLA also represented the largest revenue percentages. While our five largest customers represented 55.8% revenue in 2010 and 51.8% of revenue in 2009, the relationship with each of these customers is comprised of a number of independent contracts with varying dates of completion.

	Year Ended December 31, 2010		Year Ended December 31, 2009
HUD	$22,318,000	19.1%	$22,912,000	19.3%
Fannie Mae	15,457,000	13.2%	11,633,000	9.8%
PBGC	11,699,000	10.0%	9,376,000	7.9%
DTSA	8,125,000	7.0%	9,085,000	7.7%
DLA	7,622,000	6.5%	8,381,000	7.1%

We derive substantially all of our revenue from providing professional and technical services. We generate this revenue from contracts with various payment arrangements, including time-and-materials contracts, fixed-price contracts, and cost-plus-fixed-fee contracts, as explained below. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated:

	Year Ended December 31, 2010		Year Ended December 31, 2009
Time-and-materials	$75,383,000	64.6%	$83,191,000	70.1%
Fixed-price	40,895,000	35.1%	35,458,000	29.9%
Cost-plus-fixed-fee	388,000	0.3%	10,000	0.0
Totals	$116,666,000	100.0%	$118,659,000	100.0%

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company’s revenue historically is derived from primarily three different types of contractual arrangements: time-and-materials contracts, fixed-price contracts and, to a significantly lesser extent, cost-plus-fixed-fee contracts. Revenue on time-and-material contracts is recognized based on the actual hours performed at the contracted billable rates for services provided, plus materials’ cost for products delivered to the customer, and travel and other direct costs. Revenue on fixed-price contracts is recognized ratably over the period of performance or on percentage-of-completion depending on the nature of services to be provided under the contract which are either maintenance and support services based or require some level of customization. For contracts that involve software design, customization, or integration, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs. Provisions for anticipated contract losses are recognized at the time they become known.   Revenue on cost-plus-fixed-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fixed-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fixed-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance.

We derived some of our revenue from contracts for which we were the prime contractor and some of our revenue as subcontractors to other prime contractors as follows:

	Year Ended December 31,
	2010	2009
Prime	79.5%	74.9%
Sub	20.5%	25.1%
Total	100.0%	100.0%

Our most significant expense is direct costs, which consist primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of professional and technical personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of December 31, 2010, 421 of our 495 total personnel worked on our contracts.

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

Contract Backlog

Total backlog at December 31, 2010 was approximately $236 million. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded indefinite delivery indefinite quantity (IDIQ) orders. The following table summarizes our contract backlog at December 31, 2010 and December 31, 2009, respectively:

	December 30, 2010	December 31, 2009
Backlog:
Funded	$36,666,667	$60,980,400
Unfunded	199,466,494	105,821,100
Total backlog	$236,133,161	$166,801,500

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring in 2017. The most significant awards during the year ended December 31, 2010 were successful re-competitions with a Department of Defense agency valued at $27.5 million, HUD awards valued at an aggregate $25.7 million, a subcontract supporting a civilian agency valued at $23.0 million, the Nuclear Regulatory Commission valued at $21.4 million, the Department of Homeland Security valued at $19.5 million, , DLA valued at $13.7 million, and the National Cancer Institute valued at $13.3 million. An IDIQ contract was awarded in November 2010 by the US Army (Army Recruitment & Retention program). Since this is unexercised and unfunded, no value has been included in the backlog at December 31, 2010.

We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are won. Our estimate of the portion of the backlog as of December 31, 2010 from which we expect to recognize revenue during fiscal year 2011 is likely to change because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control.

Subcontractors

When we act as a prime contractor, we derive revenue primarily through our own direct labor services, but also through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex engagements or more completely address a particular client’s requirements. Teaming agreements and subcontracting relationships are useful because they permit us to compete more effectively on a wider range of projects as a prime contractor. In addition, we may engage a subcontractor to perform a discrete task on a project, or a subcontractor may approach us because of our position as a prime contractor. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement, as well as the performance of our subcontractors. Revenue derived from work performed by subcontractors represented approximately 37% of our revenue for both fiscal years 2010 and 2009. No single subcontractor performed work that accounted for more than 5% of our revenue during either the 2010 or the 2009 fiscal years.

Competition

The information technology services industry is a large and highly competitive market. ATSI competes for contracts based on its strong client relationships, successful past performance record, significant technical expertise and specialized knowledge. ATSI often competes against both the large defense contractors and specialized information technology consulting and outsourcing firms. Many of these competitors are large, well-established companies that have broader geographic scope and greater financial and other resources than ATSI. ATSI’s competitors include Lockheed Martin Corporation, Northrop Grumman Corporation, Science Applications International Corporation (“SAIC”), IBM, Computer Sciences Corporation, Dynamics Research Corporation, ManTech International Corporation, NCI Inc., CACI International, Inc., SRA International, Inc., and Accenture Ltd. We expect competition in the U.S. government information technology services sector to increase in the future.

Employees

At February 11, 2011, ATSI had 494 personnel, including 460 full-time employees and 34 part-time employees. ATSI’s future success will depend significantly on its ability to attract, retain and motivate qualified personnel. ATSI is not a party to any collective bargaining agreement and has not experienced any strikes or work stoppages. ATSI considers its relationship with its employees to be satisfactory.

INFORMATION ABOUT ATS CORPORATION (“ATSC”)

Our Business

Organizational Structure

ATS Corporation (“ATSC”) has one subsidiary, Advanced Technology Systems, Inc. (“ATSI”) under the holding company ATSC. The consolidated financial statements include the accounts of ATSC and ATSI (collectively, the “Company”).

Line of Credit

On June 1, 2010, the Company, as Borrower, entered into an amended and restated credit agreement related to its previous credit facility with Bank of America, N.A., as Administrative Agent, and other various lender parties (the “Amended Credit Agreement”).  The Amended Credit Agreement provides for a base credit limit of $30 million with the capability to increase the aggregate commitment amount of the facility an additional $25 million, assuming no event of default exists as defined in the agreement. This effectively increases the maximum availability under the credit facility from $50 million to $55 million. The term of the credit facility has been extended an additional three years with a maturity in June 2013.  Borrowings under the facility are subject to compliance with covenants including an asset coverage ratio, leverage ratio, and a fixed charge ratio. Borrowings bear interest at rates based on 30-day LIBOR plus applicable margins based on a leverage ratio as determined quarterly.  The Amended Credit Agreement adjusted the applicable margins charged on the outstanding borrowings from a range of 2.0% to 3.5% to a range of 2.0% to 3.0% based on the leverage ratio. The fee for the unused portion of the facility ranges from .25% to .35% based on the leverage ratio compared to the previous rates of .20% to ..375%. The covenants for the minimum fixed charge coverage ratio were adjusted slightly from 1.3:1 to 1.5:1 while the other financial covenants remained the same. The Amended Credit Agreement provides a basket for stock repurchase not to exceed $3.0 million in any period of twelve consecutive months, and total consideration for acquisitions in any twelve-month period greater than $20 million will require lender approval. As of December 31, 2010, the facility’s outstanding debt balance was $14.4 million. The Company had an interest rate swap agreement in place to hedge its exposure on its variable rate debt. The effective rate on the variable rate debt, taking into consideration the swap agreement, was 8.64% for the year ended December 31, 2010. The swap was terminated on September 30, 2010. Without the swap, the effective interest rate for the fourth quarter of 2010 was 3.88%. The maximum availability under the facility at December 31, 2010 was $21.2 million, of which the Company has $14.4 million outstanding.

The Company was in compliance with its loan covenant agreements as of December 31, 2010.

Employment Agreements

On March 1, 2010, Mr. Sidney E. Fuchs, the Company’s Chief Operating Officer, entered into a three-year employment agreement (the “Fuchs Agreement”) with the Company effective April 5, 2010. The terms of the Fuchs Agreement provided for (i) a base salary of $375,000, (ii) an annual performance bonus of up to 75% of base salary at target performance, (iii) a $50,000 signing bonus with $25,000 paid on April 5, 2010 and $25,000 paid six months from the start date, (iv) a grant of 60,000 shares of restricted stock on April 5, 2010 with 10,000 shares vesting on April 5, 2011, 15,000 shares vesting on April 5, 2012, and 35,000 shares vesting on April 5, 2013, (v) a 40,000 stock option grant with an exercise price at the Company closing stock price on April 5, 2010, vesting over four years, with 5,000 options vesting each on the first and second anniversary, 10,000 options vesting on the third anniversary and 20,000 vesting on the fourth anniversary, and (vi) health, life and disability insurance consistent with that of other Company executives. The Fuchs Agreement also provided for severance throughout the Fuchs Agreement’s term. During the first six months of employment, either Mr. Fuchs or the Company could terminate the Fuchs Agreement for any reason and in such case Mr. Fuchs would be paid six months of his base salary. Thereafter, the Fuchs Agreement provided for a severance for termination “without cause” or for “good reason” and a severance payment based on eighteen months of his base salary. In the event of a “change in control” and his employment terminated “without cause” or for “good reason,” the Fuchs Agreement provided for a severance payment based on 18 months of base salary.

On October 19, 2010, the Company announced that the Board of Directors had elected Mr. Fuchs as the President and Chief Executive Officer of the Company, to replace Dr. Bersoff, effective January 1, 2011, as well as appointed him as a Director of the Board, effective October 19, 2010.

On December 15, 2010, Dr. Bersoff entered into a chairman agreement (the "Bersoff Agreement") with the Company effective January 1, 2011 pursuant to which he would serve as the Company's Non-Executive Chairman of the Board of Directors until the later of June 30, 2012 or the Company's 2012 annual stockholders' meeting (or any earlier change in control of the Company). The terms of the Bersoff Agreement provide for (i) monthly payments of $13,333.33, paid quarterly, (ii) eligibility to receive future equity award grants comparable to other members of the Board, and (iii) health insurance consistent with that of Company executives through the termination date. The Bersoff Agreement also provides for a post termination eighteen-month non-solicitation and non-competition term. A copy of the Bersoff Agreement between Dr. Bersoff and the Company was publicly filed as an attachment to the Company’s Form 8-K on December 16, 2010.

On January 3, 2011, Mr. Fuchs announced his resignation from the positions of President and Chief Executive Officer of the Company, as well as the Board of Directors, effective January 31, 2011. On January 5, 2011, Mr. Fuchs entered into an agreement (the "Amended Agreement") effective January 31, 2011, with the Company to amend his Employment Agreement dated March 1, 2010. The terms of the Amended Agreement provide for (i) eighteen months of severance based on an annual salary of $405,000 paid via a $202,500 payment six months and one day after the effective date and the remaining twelve months of severance paid in twelve monthly installments, commencing on the date that is seven months after the effective date, (ii) accelerated vesting of 60,000 shares of restricted stock and 40,000 options on the effective date, (iii) health insurance consistent with that of Company executives for a period of eighteen months after the effective date, and (iv) a six month non-competition period and a two-year non-solicitation period. A copy of the agreement between Mr. Fuchs and the Company was publicly filed as an attachment to the Company’s Form 8-K on January 7, 2011.

On January 7, 2011, the Company announced that Ms. Pamela Little, its Executive Vice President and Chief Financial Officer, and Mr. John Hassoun, a Senior Vice President, would become Co-Chief Executive Officers of the Company, effective February 1, 2011, with Ms. Little having primary responsibility for financial and administrative aspects of the Company’s affairs, and Mr. Hassoun having primary responsibility for operational matters.

 Item 1A. Risk Factors

Set forth below are risks that we believe are material to investors who purchase or own our common stock. You should consider carefully the following risks, together with the other information contained in and incorporated by reference in this Annual Report on Form 10-K.

Risks Related to Our Strategic Alternative Evaluation and Potential Transaction

On January 7, 2011, the Company announced that its Board of Directors had begun a process to evaluate strategic alternatives for the Company. There can be no assurance that the review of strategic alternatives will result in the Company pursuing any particular transaction, or, if it pursues any such transaction, that it will be completed.

Also on January 7, 2011, the Company announced that Ms. Pamela Little, its Executive Vice President and Chief Financial Officer, and Mr. John Hassoun, a Senior Vice President, would become Co-Chief Executive Officers, effective February 1, 2011, with Ms. Little having primary responsibility for financial and administrative aspects of the Company’s affairs and Mr. Hassoun having primary responsibility for operational matters.

The announcement of our strategic alternative evaluation could adversely affect our business, financial results and operations.

The announcement of our strategic alternative evaluation, as well as our recent senior management transitions, could cause disruptions in, and create uncertainty surrounding, our business, including affecting our relationships with our customers, vendors and employees, which could have an adverse effect on our business, financial results and operations. In particular, we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of our announcement. We could potentially lose customers or suppliers, or contracts could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management resources in an effort to evaluate such strategic alternatives, which could adversely affect our business and results of operations.

Risks Related to Our Business and Operations

The loss or impairment of ATSI’s relationship with the U.S. government and its agencies could adversely affect our business.

ATSI derived approximately 74% and 81% of its total revenue in fiscal years 2010 and 2009, respectively, from contracts with the U.S. government and 87% and 91% of its total revenue for fiscal years 2010 and 2009, respectively, when government-sponsored enterprises are included. We expect that U.S. government contracts will continue to be a significant source of revenue for the foreseeable future. If ATSI or any of its partners is suspended or prohibited from contracting with the U.S. government generally or any agency or related entity, if ATSI’s reputation or relationship with government agencies is impaired, or if the U.S. government or any agency or related entity ceased doing business with them or significantly decreases the amount of business it does with them, our business, prospects, financial condition and operating results could be significantly impaired.

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

In addition to attracting and retaining qualified technical personnel, we believe that our success will depend on the continued employment of our senior management and its ability to generate new business and execute projects successfully. Due to a variety of reasons, we have had a high turnover rate in our Chief Executive Officer position in recent months. Currently, Ms. Little, our Chief Financial Officer, is also serving as Co-Chief Executive Officer with Mr. Hassoun, a former Senior Vice President. Our senior management team is very important to our business because personal reputations and individual business relationships are a critical element of obtaining and maintaining client engagements in our industry, particularly with agencies performing classified operations. The loss of any of our senior executives, particularly Ms. Little and Mr. Hassoun, who have served our Company in prior capacities and recently taken on additional responsibilities at a critical time for the Company, could cause us to lose client relationships or new business opportunities, which could cause actual results to differ materially and adversely from those anticipated.

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

•
strategic decisions by us and our competitors, such as our recent decision and announcement to evaluate strategic alternatives, or acquisitions, divestitures, spin-offs, joint ventures, strategic investments, and changes in business strategy;

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

For each of the past several years, as the GSA Schedule contracts have increasingly been used as contract vehicles, we have received substantial revenue from government clients relating to work performed by other firms acting as subcontractors to us. In some cases, companies that have not held GSA Schedule contracts have approached us in our capacity as a prime contractor, seeking to perform services as our subcontractor for a government client. Some of the providers that are currently acting as subcontractors to us may in the future secure positions as prime contractors upon renewal of a GSA Schedule contract. If one or more of our current subcontractors is awarded prime contractor status in the future, it could reduce or eliminate our revenue for the work they were performing as subcontractors to us. Revenue derived from work performed by ATSI’s subcontractors for both fiscal years 2010 and 2009 represented 37% of our GSA Schedule gross revenue.

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

One of our strategies is to augment our organic growth through acquisitions. In addition to our acquisition of ATSI, we have completed three acquisitions of complementary companies in the last four years. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in leverage or dilution of ownership. Additionally, negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations and we may not be able to successfully integrate the companies we acquire. We also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence. Any costs, liabilities, or disruptions associated with future acquisitions could harm our operating results. In addition, following the integration of acquired companies, we may experience increased attrition, including but not limited to, key employees of acquired companies, which could reduce our future revenue.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our financial results.

Our acquisitions involved purchase prices well in excess of net tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2010, goodwill and purchased intangibles accounted for approximately $55 million and $4 million, or approximately 63% and 5%, respectively, of our total assets. We will consider acquiring businesses if and when opportunities arise, further increasing these amounts. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of operations.

The Company evaluates goodwill for impairment at least annually or more frequently depending on specific events or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected revenue from customers, or contract backlog or increases in operating expenses could have a significant impact on our operating results and cash flow, as well as our stock price, indicating a potential impairment of recorded goodwill. If economic conditions should deteriorate in the future, causing further decline to the business, then additional impairments could occur. ATSI will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets. See Critical Accounting Policies and Significant Estimates in Part II, Item 7.

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

One of our growth strategies is to make selective acquisitions of complementary businesses. Two of our directors, Messrs. Jacks and Schulte, are principals of CM Equity Partners, a sponsor of private equity funds. Some of these funds are focused on investments in, among other things, businesses in the federal services sector. Messrs. Jacks and Schulte also serve on the boards of a number of CM Equity Partners portfolio companies and, with Dr. Bersoff, are members of the board of directors of ICF International, Inc., a diversified federal services business that grows in part through acquisitions. It is possible that CM Equity Partners and related funds and portfolio companies and ICF International, Inc. could be interested in acquiring businesses that we would also be interested in, and these relationships could hinder our ability to carry out our acquisition strategy.

If third parties bring claims against us or if any of the entities we have acquired have breached any of their representations, warranties or covenants set forth in the acquisition agreement for each respective transaction, we may not be adequately indemnified for any losses that arise.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is currently located at 7925 Jones Branch Drive in McLean, Virginia, a suburb of Washington, D.C. Our headquarters’ lease is for 58,082 square feet, which terminates on May 31, 2018. All corporate functions are at this location, with approximately 30.1% of our full-time employees located at our headquarters and other company offices and the other 69.9% located at client sites. The base rent of the property is currently $139,843 per month, subject to an increase of 2.5% on each anniversary date of the commencement of the lease. The term lease is for ten years, commencing on June 1, 2008, with a right to extend the term for two renewal terms of five years each and an option to cancel the lease without penalty after seven years.

We also have facilities in Groton, Connecticut; Columbia, South Carolina; Huntsville, Alabama; and Kansas City, Missouri. ATSI does not own any real property; all of its offices are in leased premises.  The Company believes that its facilities are suitable for the Company’s operations and generally provide sufficient capacity to meet the Company’s needs.

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

Based on the claims asserted in the Maximus lawsuit, we made an indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI. This indemnification demand of $1.25 million was paid in August 2010.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth, for the calendar quarter indicated, the quarterly high and low bid information of the Company’s common stock in 2009 and 2010. Our common stock began trading on December 5, 2005. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. All outstanding warrants expired on October 19, 2009 and no warrants were traded during the period from September 1, 2009 to October 19, 2009. Units, which consisted of one share and two warrants, are no longer traded. Our stock was reported on the OTC Bulletin Board under the ticker symbol “ATCT” until it began trading on the AMEX Exchange on January 5, 2010 using the ticker symbol ATSC.

	Common Stock (ATSC)
2010	High	Low
First Quarter	$3.37	$2.15
Second Quarter	$3.10	$2.45
Third Quarter	$3.08	$2.27
Fourth Quarter	$3.15	$2.56

	Common Stock (ATCT)		Warrants (ATCTW)		Units (ATCTU)
2009	High	Low	High	Low	High	Low
First Quarter	$1.45	$1.30	$0.01	$0.01	$2.50	$2.50
Second Quarter	$2.09	$1.10	$0.01	$0.01	$2.50	$2.50
Third Quarter	$2.29	$1.96	$0.01	$0.01	$2.50	$2.50
Fourth Quarter	$2.50	$2.20	$NA	$NA	$2.50	$2.50

The closing price of the Company’s common stock on February 11, 2011 was $3.71.

Holders of Common Stock

As of February 11, 2011, there were approximately 249 record holders of our common stock. The number of shareholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

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

Issuance of Unregistered Securities

All unregistered shares issued during the fiscal years 2010 and 2009 were issued in connection with Board of Directors’ fees.

Method	Date	Number of Shares Issued	Value of Shares Issued	Securities Exemption
Board of Directors’ Fees	05/07/2009	59,332	$88,998	Section 4(2) of the Securities Act
Board of Directors’ Fees	06/01/2009	14,142	24,749	Section 4(2) of the Securities Act
Total Shares Issued during the year ended December 31, 2009		73,474	$113,747	Section 4(2) of the Securities Act
2010 Activity		-	-
Total Shares Issued during the two-year period ended December 31, 2010		73,474	$113,747	Section 4(2) of the Securities Act

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

ATSC repurchased approximately 403,000 shares of common stock for approximately $937,000 during 2009 and 152,000 shares of common stock for approximately $455,000 in 2010 as part of the repurchase program. The Company currently has approximately 22.8 million shares outstanding.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 5, 2005 (the first trading date of our common stock) through December 31, 2010, with the cumulative total return on (i) the Russell 2000 stock index and (ii) a Peer Group Index composed of other federal government service providers with whom we compete: CACI International, Inc., Dynamics Research Corp., ManTech International Corp., NCI, Inc., and SRA International, Inc. The comparison also assumes that all dividends are reinvested. The historical information set forth below is not necessarily indicative of future performance.

Assumes $100 Invested on Dec. 5, 2005
Assumes Dividend Reinvested
Fiscal Year Ended Dec. 31, 2010

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
ATSC	$100.75	$106.23	$67.92	$19.81	$46.79	$51.89

Peer Group Index	$106.01	$105.78	$128.16	$147.14	$135.59	$120.63

Russell 2000 Index	$98.06	$114.72	$111.57	$72.75	$91.09	$114.14

Item 6. Selected Financial Data

The following is a summary of selected statement of income data and balance sheet data for each period indicated. The selected financial data is derived from our audited financial statements and related notes. As previously discussed, the Company was founded in April 2005 as a vehicle for the acquisition of operating businesses in the federal services and defense industries. The Company had no operations until its acquisition of ATSI in January 2007.

The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Income Statement Data

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenue	$116,666,234	$118,658,939	$131,548,557	$106,887,039

Operating cost	(106,204,174)	(109,052,344)	(125,848,663)	(105,813,129)

Impairment expense	—	—	(56,772,541)	—

Net income (loss)	$7,101,174	$3,127,843	$(49,828,415)	$(6,553,729)

Weighted average shares outstanding	22,535,493	22,669,066	21,231,654	18,848,722
Net income (loss) per share – basic	$0.32	$0.14	$(2.35)	$(0.35)

Weighted-average shares and equivalent shares outstanding	22,690,774	22,766,840	21,231,654	18,848,722
Net income (loss) per share – diluted	$0.31	$0.14	$(2.35)	$(0.35)

Balance Sheet Data

	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Total assets	$87,830,007	$93,269,674	$106,369,553	$169,024,091

Total long-term debt	14,400,000	—	34,493,303	46,692,036

Total liabilities	29,648,575	43,479,683	60,458,097	73,688,777

Net working capital	11,455,538	(13,577,416)	10,676,737	16,702,478

Stockholders’ equity	58,181,432	49,789,991	45,911,456	95,335,314

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

 During the year ended December 31, 2010, we recorded other income of approximately $0.5 million associated with the adjustment of seller notes related to the acquisition of Number Six Software (NSS) and to $1.0 million for settlement of the indemnification claim with the ATSI founders. Adjusted EBITDA for the year ended December 31, 2009 included the Company’s settlement of the Maximus litigation and severance related to the departure of the COO George Troendle. Adjusting EBITDA for these items is presented below:

	December 31, 2010	December 31, 2009
Net income (loss)	$7,101,174	$3,127,843
Adjustments:
Depreciation	547,882	836,133
Amortization of intangibles	1,992,328	2,201,888
Interest	1,157,477	2,859,462
Taxes	3,666,741	2,180,727
EBITDA	$14,465,602	$11,206,053
Severance	—	383,211
Net settlements	(1,322,776)	1,500,000
Adjusted EBITDA	$13,142,826	$13,089,264

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

Recent Updates

On January 7, 2011, the Company announced that its Board of Directors had begun a process to evaluate strategic alternatives for the Company. There can be no assurance that the review of strategic alternatives will result in the Company pursuing any particular transaction, or, if it pursues any such transaction, that it will be completed.

Also on January 7, 2011, the Company announced that Ms. Pamela Little, its Executive Vice President and Chief Financial Officer, and Mr. John Hassoun, a Senior Vice President, would become Co-Chief Executive Officers, effective February 1, 2011, with Ms. Little having primary responsibility for financial and administrative aspects of the Company’s affairs and Mr. Hassoun having primary responsibility for operational matters.

2010 Overview

During 2010, the Company continued to refine its market position amid the opportunities provided by the acquisitions made in 2007, and streamlined its processes and operations. The following significant events occurred during 2010:

•	While revenue decreased by 1.7%, income from operations increased to $10.5 million, or 9.0% of revenue.

•	The Company generated $6.4 million in operating cash flows.

•
The Company received settlements on claims with the previous owners of ATSI in the amount of $1.2 million for indemnification related to the ATSI acquisition and $0.5 million from the previous owners of NSS related to the net working capital purchase price adjustment.

•	Cost savings associated with labor utilization improvements, together with process improvements in administrative areas, resulted in labor cost savings of $1.4 million.

•	Long term debt of $6.3 million was paid down, utilizing the $6.4 million positive operating cash flows.

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

Depreciation and amortization expenses are affected by the level of our annual capital expenditures and the amount of identified intangible assets related to acquisitions. We do not presently foresee significant changes in our capital expenditure requirements. As we continue to make selected strategic acquisitions, the amortization of identified intangible assets may increase as a percentage of our revenue. We evaluate our intangible assets for impairment annually. During 2010 and 2009, there was no impairment to intangible assets.

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

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. The following table summarizes our contract backlog at the end of the 2010 and 2009 years: (in thousands)

	Year Ended December 31,
	2010	2009
Backlog:
Funded	$36,667	$60,980
Unfunded	199,466	105,822
Total backlog	$236,133	$166,802

Our total backlog of approximately $236 million as of December 31, 2010 represented a 42% increase over the fiscal year 2009 backlog, which was approximately $167 million as of December 31, 2009. The most significant awards during the year ended December 31, 2010 were successful re-competitions with a Department of Defense agency valued at $27.5 million, HUD awards valued at an aggregate $25.7 million, a subcontract supporting a civilian agency valued at $23.0 million, the Nuclear Regulatory Commission valued at $21.4 million, the Department of Homeland Security valued at $19.5 million, DLA valued at $13.7 million, and the National Cancer Institute valued at $13.3 million. We currently estimate that 30% of our current backlog will be recognized as revenue in 2011. An IDIQ contract was awarded in November 2010 by the US Army (Army Recruitment & Retention program). Since this is unexercised and unfunded, no value has been included in the backlog at December 31, 2010.

Contract Mix

Contract profit margins are generally affected by the type of contract. We can typically earn higher profits on fixed-price and time-and-materials contracts than cost-reimbursable contracts. Thus, an important part of growing our operating income is to increase the amount of services delivered under fixed-price and time-and-materials contracts. We had one cost-reimbursable task order that began in 2010. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Time-and-materials	64.6%	68.0%
Fixed-price	35.1%	32.0%
Cost-plus-fixed-fee	0.3%	—%
Totals	100.0%	100.0%

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company’s revenue historically is derived from primarily three different types of contractual arrangements: time-and-materials contracts, fixed-price contracts and, to a lesser extent, cost-plus-fee contracts. Revenue on time-and-material contracts is recognized based on the actual hours performed at the contracted billable rates for services provided, plus materials’ cost for products delivered to the customer, and costs incurred on behalf of the customer. Revenue on fixed-price contracts is recognized ratably over the period of performance or on percentage-of-completion depending on the nature of services to be provided under the contract. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. We did not have any cost-plus-fee contracts in 2009, but we have one for 2010.

The Company’s fixed price contracts are either maintenance and support services based or require some level of customization. Revenue is recognized ratably over the contract period for maintenance and support contracts. In accordance with Accounting Standards Codification (“ASC”) 985-605-25, “Revenue Recognition - Software” (ASC 985-605-25), for contracts that involve software design, customization, or integration, management applies contract accounting pursuant to the provisions of ASC 985-605-35, “Revenue Recognition – Construction and Production-type Contracts” (ASC 985-605-35 ). Revenue for such arrangements is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

On federal government contracts, the Company allocates costs to contracts consistent with the federal procurement regulations. The direct and selling, general and administrative costs associated with these contracts are subject to government audit by DCAA. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet performed. The incurred cost audits have been completed through the fiscal year ended October 31, 2005.

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

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of purchase price over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. ASC Topic 350, “Intangibles, Goodwill and Other” (ASC 350) (formerly Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”)), establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or at an interim date in the event of a triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

The Company evaluates goodwill for impairment annually in the third fiscal quarter or more frequently depending on specific events or when evidence of potential impairment exists.  For purposes of this testing, management concluded that there is only one reporting unit. The Company’s testing approach utilizes a fair value approach to determine the value of the reporting unit for comparison to the corresponding carrying value. If the carrying value exceeds the estimated fair value of the business, an impairment would be required to be reported. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in general market conditions impacting the price of our common stock may indicate potential impairment of recorded goodwill.

The Company performed its 2010 annual impairment test during the third quarter in connection with the preparation of its September 30, 2010 interim financial statements. Management determined that a fair value market approach based upon the price of our common stock, represented Level 2 data pursuant to ASC Topic 820-25 Fair Value Measurements and Disclosures (“ASC 820-25”) and was considered the most appropriate valuation methodology to use in our analysis as it reflects ATSC’s business characteristics and forward earnings potential. Based on management’s analysis, we concluded that the estimated fair value of the Company significantly exceeded its book value as of the valuation date. As a result of this analysis, management concluded that goodwill was not impaired.

Long-Lived Assets (Excluding Goodwill)

The Company reviews long-lived assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, a loss is recognized at the time impairment exists and a permanent reduction in the carrying value of the asset is recorded. The Company did not record an impairment charge in 2009 or 2010.

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

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also evaluate the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations with respect to the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income, as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors. The Company accounts for uncertain tax positions under ASC Topic 740-10, Income Taxes (“ASC Topic 740-10”). ASC Topic 740-10 prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of December 31, 2010, the Company did not have any material gross unrecognized tax benefits or liabilities.

Results of Operations

The following table sets forth the results of operations as a percent of revenue for the years ended December 31, 2010 and December 31, 2009.

					Year to Year Change
	2010	2009	2010	2009	2009 to 2010
	Dollars		Percent of Revenue		Change in Dollars	Percentage Change
Statement of income:
Revenue	$116,666,234	$118,658,939	100.0%	100.0%	$(1,992,705)	(1.7)%
Operating costs and expenses
Direct costs	81,059,072	80,349,485	69.5%	67.7%	709,587	0.9%
Selling, general and administrative expenses	22,604,892	25,664,838	19.4%	21.6%	(3,059,946)	(11.9)%
Depreciation and amortization	2,540,210	3,038,021	2.2%	2.6%	(497,811)	(16.4)%
Total operating costs and expenses	106,204,174	109,052,344	91.0%	91.9%	(2,848,170)	(2.6)%
Operating income	10,462,060	9,606,595	9.0%	8.1%	855,465	8.9%
Other income (expense)
Interest expense, net	(1,157,477)	(2,859,462)	(1.0)%	(2.4)%	1,701,985	(59.5)%
Other income(expense)	1,463,332	(1,438,563)	1.3%	(1.2)%	2,901,895	NA
Income before income taxes	10,767,915	5,308,570	9.2%	4.5%	5,459,345	102.8%
Income tax expense	3,666,741	2,180,727	3.1%	1.8%	1,486,014	68.1%
Net income	$7,101,174	$3,127,843	6.1%	2.6%	$3,973,331	127.0%

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenue.   The Company’s revenue decreased 1.7% to $116.7 million in the year ended December 31, 2010, compared to $118.7 million in the year ended December 31, 2009. This $2.0 million decrease in revenue is primarily attributable to decreases in the DOD market of $5.7 million and the state and local market of $1.2 million, partially offset by an increase in the government sponsored enterprise market of $3.8 million.

Of the $5.7 million decrease in DOD revenue from 2009 to 2010, $2.5 million was associated with work at Headquarters Air Force, $1.4 million was associated with work at the U.S. Coast Guard, $0.9 million was associated with work at DTSA and $0.8 million was associated with work at DLA. In general these decreases were attributed to scope reductions with DTSA and DLA customer, in-sourcing at the Air Force Headquarters and the effects of transitioning from a prime contractor to a subcontractor role on a Coast Guard contract.

The state and local revenue decreased $1.2 million primarily due to two large development contracts nearing completion.

The above revenue decreases were offset by the $3.8 million or a 32.5% increase at Fannie Mae, a government sponsored enterprise.

Direct Costs.   The Company had $81.1 million in direct costs in the year ended December 31, 2010, compared to $80.3 million in direct costs in the year ended December 31, 2009. This 1% increase is directly attributable to a 1% increase in direct labor costs in the year ended December 31, 2010. Cost of living and merit increases of approximately $1.9 million were partially offset by reduced direct labor attributable to lower revenue in 2010.

Selling, General and Administrative Expenses.   For the year ended December 31, 2010, the Company had $22.6 million of selling, general and administrative expenses, compared to $25.7 million for the year ended December 31, 2009. The decrease of $3.1 million is the full year result of cost saving initiatives put in place in 2009.  Labor utilization improvement efforts, together with process improvements in administrative areas resulted in indirect labor and the associated fringe benefits decreasing by $1.4 million to $13.8 million from $15.2 million.  In addition, facilities costs decreased by $0.6 million to $1.7 million in 2010 compared to $2.3 million in 2009 as a result of consolidating operations in a new headquarters facility.  Finally, legal fees decreased by $0.5 million to $0.4 million in 2010 compared to $0.9 million in 2009 as a result of resolving the arbitration surrounding the net working capital claim with the former owners of ATSI and settling the Maximus litigation.

Depreciation. & Amortization of Intangible Assets.   Depreciation and amortization expense decreased $0.5 million for the year ended December 31, 2010 to $2.5 million compared to $3.0 million in 2009. This was due to a decrease in depreciation expense of $0.3 million to $0.5 million in 2010 compared to $0.8 million in 2009 attributable to a portion of the Company fixed assets becoming fully depreciated in late 2009 and early 2010. Amortization expense for the year ended December 31, 2010 was $2.0 million compared to $2.2 million in 2009. The reduction is attributable to the lower carrying value of intangible assets, and thus the lower amortization expense as a result of the impairment charge recognized in September 2009.

Interest (Expense) Income.   Interest expense decreased by $1.7 million to $1.2 million in the year ended December 31, 2010, compared to interest expense of $2.9 million for the year ended December 31, 2009. This decrease was primarily a result of the $6.8 million pay down of debt, resulting in $14.4 million at December 31, 2010 from $21.2 million at December 31, 2009. In addition, the Company received $0.3 million in interest income as part of the indemnification settlement with the founders (see Note 19, Commitments and Contingencies, of the Financial Statements).

Other (Expense) Income. For the year ended December 31, 2010, the Company recognized other income of $1.5 million. This represents the amounts received for the settlement of two legal claims. A claim was settled with the former owners of Number Six Software (see Note 19, Commitments and Contingencies, of the Financial Statements) for $0.5 million. The second claim, an indemnification claim, was settled with the former owners of ATSI for $1.0 million plus $0.3 million in interest as discussed above.

Income Before Income Taxes.    Income before taxes was 9.2% of revenue for the year ended December 31, 2010.  Income before taxes was 4.5% of revenue for the year ended December 31, 2009.  This improvement was primarily driven by the improvements in selling, general and administrative expenses and reduced costs associated with the amortization of intangible assets.

Provision for Income Taxes.   The provision for income tax was an expense of $3.7 million for the year ended December 31, 2010 and $2.2 million for the year ended December 31, 2009. The effective income tax rates in fiscal years 2010 and 2009 were 34.0% and 41.1%, respectively. The difference in the tax rates is attributable to the $1.5 million non-taxable settlements in 2010. Excluding these settlements results in a comparable tax rate of 39.4% in 2010.

Financial Condition, Liquidity and Capital Resources

Financial Condition.   Total assets decreased $5.5 million to $87.8 million as of December 31, 2010 compared to $93.3 million as of December 31, 2009, due to a $2.0 million reduction of intangibles related to the routine amortization of this asset; a $1.7 million reduction in the current deferred tax asset which were utilized to reduce current taxes payable and a decrease in receivables of $1.2 million as a result of lower revenue in 2010 compared to 2009.

Our total liabilities decreased $13.9 million to $29.6 million as of December 31, 2010 from $43.5 million as of December 31, 2009. The decrease was due primarily to decreases in our debt of $6.8 million to $14.4 million in 2010 compared to $21.2 million in 2009, which we were able to pay down over the course of 2010 in connection with our strong operating cash flow as discussed in more detail below. Accrued expenses decreased by $4.0 million to $2.4 million in 2010 compared to $6.4 million in 2009. This decrease was primarily related to the termination of the interest rate swap agreement with Bank of America, reducing the fair value of the interest rate swap from $1.4 million at December 31, 2009 to $0 at December 31, 2010 and the settlement of the Maximus litigation for $1.5 million.

Liquidity and Capital Resources.   Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to engage in a strategic alternative evaluation, as well as possibly selective strategic acquisitions. We expect to meet our short-term requirements through funds generated from operations and from our credit facility with Bank of America and Citizens Bank, which was initially signed in June 2007 and renewed in June 2010. As part of the agreement, we are required to meet certain financial covenants which are tested every quarter. As of December 31, 2010, we were in compliance with all covenants. Our cash requirements to fund any strategic alternative or acquisitions will be funded by cash generated from operations in addition to the credit facility. This credit facility expires in June 2013. As of December 31, 2010 we had $14.4 million outstanding on the credit facility, and availability to borrow an additional $6.8 million based upon our borrowing base at such date.

Net cash provided by operating activities was $6.4 million for the year ended December 31, 2010, while net cash provided by operating activities for December 31, 2009 was $12.9 million. Cash provided by operating activities is primarily driven by operating income adjusted for working capital changes, which were principally changes in accounts receivable, income taxes receivable and accrued expenses. The $6.0 million difference from the prior year is attributable to the collection of aged receivables in 2009 of $6.7 million.

Net cash used in investing activities was $0.0 million for the year ended December 31, 2010, primarily due to the lease of copiers that were accounted for as capital leases. During the twelve months ended December 31, 2009, net cash provided by investing activities was $3.7 million, primarily related to the $3.8 million settlement for the net working capital purchase price adjustment with the former owners of ATSI.

Net cash used in financing activities was $6.5 million for the year ended December 31, 2010 compared to $16.7 million for the year ended December 31, 2009. This $10.2 million difference is attributable to the collection of aged receivables in 2009 of $6.7 million and the $3.8 million settlement of net working capital purchase price adjustment, also in 2009. During the twelve months ended December 31, 2010, we used $2.0 million to pay down notes payable associated with our acquisitions and $4.3 million to pay down our line of credit.

We expect to retain future earnings, if any, for use in the operation of our business, possible strategic alternative, and/or expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

As of the close of business on February 11, 2011, we had cash on hand of approximately $328,776. Our available balance on our credit facility as of February 11, 2011 is approximately $7.3 million.

Although we believe that funds generated by operations and available under our credit facility will be sufficient to fund our operations and possible strategic alternative, additional capital, in the form of additional senior credit, other debt, or equity, may be necessary to finance a significant acquisition.

Seasonality

In general, our business is not seasonal. Historically we have experienced a slight reduction in revenue during the fourth quarter as a result of holiday and leave taken by our employees.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

(In Thousands)
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Minimum payments on capital leases	$242	$88	$154	$—	$—
Operating leases	13,807	1,822	3,540	3,713	4,732
Credit facility	14,400	—	14,400	—	—
Total	$28,449	$1,910	$18,094	$3,713	$4,732

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605). ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The Company does not expect this ASU to have a material impact on its revenue recognition for our fiscal year beginning January 1, 2011.

Item 8. Financial Statements and Supplementary Data

Reference is made to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We had no disagreements with our accountants on accounting principles or financial statement disclosures.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2010, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act were effective as of the end of the period covered by this report. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year and report based on that assessment whether our internal control over financial reporting was effective. Internal control over financial reporting is a process designed by, or under the supervision of, our Co-Chief Executive Officers and Chief Financial Officer, our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Board of Director’s assumes an oversight role in the review of internal control requirements.

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

Assessment of Effectiveness of Disclosure Controls Over Financial Reporting

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management determined that our internal control over financial reporting was effective as of December 31, 2010.

Management, including our principal executive officers and our principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

The Company conducts business through meetings of its Board of Directors and through activities of its committees. Our current Board of Directors consists of seven members and is approved for up to nine members, divided into three classes with two members in Class I and III and three members in Class II, as shown in the below table. Our directors are generally elected to serve three-year terms, so that the term of office of one class of directors expires at each annual meeting. Such class designations are to ensure that our classes contain a balanced number of directors in each. Below is a summary of our current Board of Directors, including their class, year elected and committee participation.

	Class	Year Elected	Audit Committee		Compensation Committee		Nominating and Governance Committee
Non-Employee Directors:
Dr. Edward H. Bersoff (1)	I	2005
Kevin S. Flannery	I	2009			X		X
Joel R. Jacks (2)	II	2005	X		X	*
Dr. Anita K. Jones (3)	III	2010			X
Peter M. Schulte (4)	III	2005			X		X	*
Edward J. Smith	II	2006	X	*			X
James R. Swartwout(3)	II	2010	X				X

*	Denotes Chairperson.

(1)
Dr. Bersoff served as our Vice Chairman from April 2005 through January 2007 when he became our Chairman, President, and Chief Executive Officer. As of January 1, 2011 he serves as Chairman and is no longer a Company employee.

(2)	Mr. Jacks served as our Chairman and Chief Executive Officer from April 2005 until January 2007.

(3)	Dr. Jones and Mr. Swartwout have served as directors since May 2010.

(4)	Mr. Schulte served as our President and Secretary from April 2005 until January 2007.

Based on the NYSE Amex independence requirements, the Company must have a majority of its directors as independent directors and have at least three independent members of the Audit Committee. The Company is in compliance with these requirements.

Board Leadership Structure

The Board does not have a policy on whether or not the roles of the Chairman of the Board and Chief Executive Officer should be separate and, if separate, whether the Chairman of the Board should be selected from the non-employee directors or be a Company employee. The Board believes that it should be free to make a choice from time to time in any manner that is in the best interests of the Company and its stockholders. While we have historically combined the roles of chairman and chief executive officer, as of January 1, 2011 the roles were separated when Dr. Bersoff retired from the role of the Company’s Chief Executive Officer, yet continues to serve in his role as Chairman of the Board. Ms. Little and Mr. Hassoun currently serve as the Company’s Co-Chief Executive Officers.

Our independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the Company and industry. One of the key responsibilities of the Board is to develop strategic direction and hold management accountable for the execution of strategy once it is developed. The Co-Chief Executive Officers, who do not serve as Company directors, bring Company-specific experience and expertise in their discussions with the Board and Dr. Bersoff, as the Company’s former Chief Executive Officer, also shares a management perspective specific to the Company from that experience.

Meeting Attendance

Our Board of Directors has four regularly scheduled meetings per year, and special meetings are called as the need arises. These meetings are usually held in our headquarters in McLean, Virginia. The Board met five times in 2010. Directors are expected to attend board meetings, our annual stockholders’ meeting, and the meetings of the committees on which they serve. In addition to participation at Board and committee meetings, our directors discharge their responsibilities throughout the year through personal meetings and other communications, including considerable telephone contact with our Chairman and our Co-Chief Executive Officers and others regarding matters of interest and concern to the Company.

All of our directors attended the annual meeting of stockholders held on May 18, 2010. During 2010, each director attended at least 75% of the total meetings of the Board of Directors and those committees on which he or she serves, with the exception of Mr. Tomarchio who resigned effective June 22, 2010, Mr. Saponaro who resigned effective August 25, 2010 and Mr. Swartwout and Dr. Jones who were elected to the Board on May 18, 2010.

Risk Management

Our business is subject to various types of risk, including competitive, technological, legal, personal, financial and many others. Our Board is charged with, among other things, overseeing our risk management processes implemented by management and ensuring that necessary steps are taken to foster a culture of risk-adjusted decision-making throughout our organization. Each of our directors other than Dr. Bersoff is independent and the Board believes that this independence provides effective oversight of management. The Board has an active role, as a whole, and also at the committee level, in overseeing management of the Company’s risks. The Board regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each. The Company’s Compensation Committee is responsible for overseeing the management of risks related to the Company’s executive compensation plans and arrangements. The Nominating and Governance Committee is responsible for managing risks associated with the independence of the Board of Directors and potential conflicts of interest. The Audit Committee oversees management of financial risks. While the three committees are responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Board Committees

The Board has a Nominating and Governance Committee, Audit Committee, and Compensation Committee each composed entirely of independent directors. Each committee has a charter that can be found in the “Investor Relations — Corporate Governance” portion of our website (www.atsc.com).

Nominating and Governance Committee

The Board established a Nominating and Governance Committee on May 18, 2010. It is currently composed of Messrs. Schulte, Smith, Flannery, and Swartwout. Mr. Schulte is the committee chairperson. Each member of the Nominating and Governance Committee qualifies as a “non-employee director” under Rule 16b-3 promulgated under the Securities Exchange Act of 1934 and an “outside director” under Section 162(m) of the Internal Revenue Code.

The primary purpose of this committee is to identify individuals qualified to become directors, recommend to the Board of Directors the candidates for election by stockholders or appointment by the Board of Directors to fill a vacancy, recommend to the Board of Directors the composition and chairs of Board of Directors committees, develop and recommend to the Board of Directors guidelines for effective corporate governance, and lead an annual review of the performance of the Board of Directors and each of its committees. We expect the Nominating and Governance Committee to meet at least once per year. The Committee did not formally meet during 2010; however, governance issues were discussed at full Board meetings. The first meeting of the Committee was held on February 16, 2011.

The Nominating and Governance Committee’s primary functions include:

•	actively seek individuals qualified to become members of the Board consistent with criteria approved by the Board;

•	from time to time recommend candidates for election by the Board to fill vacancies on the Board or on any committee of the Board;

•
subject to the Bylaws of the Company and applicable law, recommend to the Board the number of directors that shall constitute the whole Board and administer the process concerning stockholder nominations for directors;

•
identify individuals qualified to become Board members, and recommend to the Board director nominees for approval by stockholders at an annual meeting of stockholders or special meeting of stockholders;

•
annually assess the experience, qualifications, attributes and/or skills that led the Committee to determine that each Board member or nominee should continue to serve, or be nominated to serve, as a director of the Company;

•
annually evaluate the board leadership structure to ensure that it is the most appropriate for the Company at the time, including (i) whether the principal executive officer and board chair positions are combined or separated and why, and (ii) whether and why the Company has a lead independent director and the specific role he or she plays;

•	recommend to the Board the establishment, charter, membership and leadership of the various committees of the Board;

•	consider and advise the Board on other matters relating to the affairs or governance of the Board;

•	annually review and recommend to the Board for approval the Company’s Code of Ethics and management’s plan for determining compliance with the Code of Ethics;

•
inquire of senior management as to known or potential instances of non-compliance with applicable laws, regulatory policies and the Company’s Code of Ethics as they relate to the functions and responsibilities of the Committee; and

•	develop an annual evaluation process for the Board, its committees and individual directors and ensure the execution of such annual evaluation.

Audit Committee.  The Board has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act, as amended. It is currently composed of Messrs. Smith, Swartwout, and Jacks. Mr. Smith is the committee chairperson. Mr. Tomarchio served on the Committee from June 1, 2009 until his resignation from the Board effective June 22, 2010. Mr. Swartwout joined the committee in September 2010 upon the resignation of Mr. Saponaro, effective August 25, 2010. The committee met four times during 2010. The Board has determined that each Audit Committee member is financially literate and has determined that Mr. Smith is an “audit committee financial expert” as defined under SEC rules and regulations. The Board has also determined that each member of the Audit Committee is “independent” as defined by Rule 10A-3 under the Securities Exchange Act of 1934 and as such term is defined by the NYSE Listed Company Manual. We expect our Audit Committee to meet at least four times a year.

The Audit Committee’s primary functions include:

•	to appoint our independent registered public accounting firm;

•	to review and evaluate the independent auditor’s qualifications, performance, and independence;

•	to review the financial reports and related financial information provided by the Company to governmental agencies and the general public;

•	to review the Company’s system of internal and disclosure controls and the effectiveness of its control structure;

•	to review the Company’s accounting, internal and external auditing and financial reporting processes;

•
to review, evaluate and approve in advance any non-audit services the independent auditor may perform for the Company and disclose such approved non-auditor services in periodic reports to stockholders;

•
to inquire of senior management of known or potential instances of non-compliance with applicable laws, regulatory policies, and the Company’s Code of Ethics as they relate to the functions and responsibilities of the Committee;

•	to be informed by Company’s counsel of material litigation in which the Company is involved or in which management believes involvement of the Company is reasonably likely; and

•	to review the Company’s policies regarding risk assessment and risk management.

The Audit Committee also reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. All of the non-audit services provided by the independent auditor were pre-approved by the Audit Committee in accordance with its pre-approval procedures.

Compensation Committee.  The Compensation Committee is currently composed of Messrs. Flannery, Jacks, Schulte, and Dr. Jones. Mr. Jacks is the committee chairperson. The committee met seven times during 2010. Mr. Saponaro served on the Compensation Committee as chairman until August 25, 2010, when he resigned from the Board.

The Compensation Committee provides assistance to the Board in fulfilling its responsibilities relating to management, organization, performance, compensation and succession. The Compensation Committee’s primary functions include:

•	to consider and authorize the compensation philosophy for the Company’s personnel;

•	to review and evaluate the chief executive officer’s performance in light of corporate goals and objectives, or other subjective or objective criteria as determined by the Committee;

•
to review and evaluate the performance of senior management other than the chief executive officer in light of corporate goals and objectives, or other subjective and objective criteria as determined by the committee;

•	to annually review and approve the perquisites for the Company’s executive officers;

•	to approve all material elements of the compensation of the Company’s executive officers;

•	to consider and make recommendations to the Board on matters relating to the organization and succession of the chief executive officer and other senior management;

•	to review and discuss with management the Compensation Discussion and Analysis required by applicable SEC rules to be included in the Company’s Annual Report on Form 10-K or proxy statement;

•	to review the administration of incentive compensation plans, deferred compensation plans, executive retirement plans, and equity-based plans;

•	to research, evaluate and establish director compensation; and

•	to annually evaluate the performance and function of the Compensation Committee and report to the Board the results of such evaluation.

See “Compensation Discussion and Analysis” for more information regarding the role of the Compensation Committee, management and compensation consultants in determining and/or recommending the amount or form of executive compensation. We expect the Compensation Committee to meet at least twice per year. Each member of the Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 promulgated under the Securities Exchange Act of 1934 and an “outside director” under Section 162(m) of the Internal Revenue Code.

Identification of Directors

Set forth below is biographical and other information about the directors, including information concerning the particular experience, qualifications, attributes and skills that led the Nominating and Governance Committee and the Board to determine that each should serve as a Director.

Directors Whose Terms of Office Expire in 2012—Class I Directors

Dr. Edward H. Bersoff, age 68, serves as our Chairman of the Board of Directors. He served as President and Chief Executive Officer of the Company and its wholly-owned subsidiary from January 15, 2007 to December 31, 2010. He has served as a director of the Company since April 2005 and as Vice Chairman from April 2005 through January 2007 when he became Chairman and President. Dr. Bersoff was the chairman and founder of Greenwich Associates, a business advisory firm located in Northern Virginia formed in 2003. From November 2002 to June 2003, he was managing director of Quarterdeck Investment Partners, LLC, an investment banking firm, and chairman of Re-route Corporation, a company that offers email forwarding and address correction services. From February 1982 until November 2001, Dr. Bersoff was chairman, president and chief executive officer of BTG, Inc., a publicly-traded information technology firm he founded in 1982. Under Dr. Bersoff’s leadership, BTG, Inc. completed six acquisitions in the federal services industry. In November 2001, BTG, Inc. was acquired by The Titan Corporation, an NYSE listed company (“Titan”). Dr. Bersoff served as a director of Titan from February 2002 until August 2005 when Titan was sold to L-3 Corporation. Dr. Bersoff serves on the board of ICF International, Inc. (NASDAQ: ICFI), a management, technology and policy consulting firm in the areas of defense, homeland security, energy, environment, social programs, and transportation serving the Department of Defense, U.S. Department of Homeland Security, U.S. civil agencies and the commercial sector and a number of private companies. He served on the board of EFJ, Inc., (NASDAQ:EFJI) a manufacturer of wireless communications products and systems primarily for public service and government customers from 1999 to 2010. Dr. Bersoff holds A.B., M.S. and Ph.D. degrees in mathematics from New York University and is a graduate of the Harvard Business School’s Owner/President Management Program. Dr. Bersoff is a Trustee of Holy Cross Hospital in Silver Spring, Maryland.

Dr. Bersoff’s over 30 years’ of experience in the federal services industry and the contacts that he has established within such industry local to our Company are vital to guiding our Board. Further, Dr. Bersoff has experience leading public companies within our industry as president and chief executive officer, both of BTG and also the Company itself for four years, making him uniquely qualified to appreciate both the Board and management perspectives.

Kevin S. Flannery, age 66, has served as a director of the Company since June 2009. Mr. Flannery has over 40 years of experience in both operational and financial management roles in a variety of industries. He is currently the president and chief executive officer of Whelan Financial Corporation, a company he founded in 1993 that specializes in financial management and consulting. He was formerly the chairman and chief executive officer of several companies, including RoweCom, Inc., a provider of service and e-commerce solutions for purchasing and managing print and e-content knowledge resources; Telespectrum Worldwide, a telemarketing and consumer service company; and Rehrig United Inc., a manufacturing company. He serves as a director of Luxfer Holdings PLC, a manufacturer of high performance engineering materials; FPM Heat Treating LLC, a leading provider of heat treatment processes; and Energy XXI a Bermuda based oil and gas company. From 2005 to 2007, he served as a director of Seitel, Inc. and from 2007 to 2009 he served as a director of Daystar Technologies, Inc. Mr. Flannery began his career at Goldman Sachs & Co. and was a senior managing director of Bear Stearns & Co.

Mr. Flannery’s 40 years of experience in both operational and management roles in a variety of industries provides insight into the Company’s operational and financial challenges and opportunities and his capital markets experience has also been invaluable to the Board’s discussion of the Company’s capital needs.

Directors Whose Terms Expire in 2013—Class II Directors

Joel R. Jacks, age 63, has served as a director of the Company since April 2005 and served as our Chairman and Chief Executive Officer from April 2005 until January 2007. Mr. Jacks has over 30 years of experience in private equity investing, mergers and acquisitions and managing and operating companies in a wide variety of industries. Mr. Jacks is a Managing Partner, and was a founder of CM Equity Partners. From 1992 to 1996, Mr. Jacks co-founded and managed Carl Marks Consulting Group, LLC. Mr. Jacks has served as a director of ICF International, Inc. (NASDAQ: ICFI) since 1999. Mr. Jacks sits on certain private company boards related to his investment activities, including Echo Bridge Entertainment, LLC, RGS Associates, Inc., Frontier Global Investment Services, Ltd., Xebec Global Corporation, and Preferred Systems Solutions, Inc. Mr. Jacks received a Bachelor of Commerce degree from the University of Cape Town and an M.B.A. from the Wharton School, University of Pennsylvania.

Mr. Jacks has extensive knowledge of accounting and capital market issues from his private equity experience and has been invaluable to Board discussions on capital market, liquidity and accounting matters for the Company. He has also invested in numerous companies in our industry and brings the perspective of someone who understands our business.

Edward J. Smith, age 62, has served as a director of the Company since May 2006. Mr. Smith is president of Barnegat Bay Capital Inc., which he founded as a consulting and investment banking firm in 2001. He is a member of the Board Advisory Services faculty of the National Association of Corporate Directors. From 2007 to 2010, Mr. Smith was a director and member of the audit committee of Cognex Corporation (NASDAQ: CGNX), a leading supplier of machine vision systems. He is also a member of the board of directors of the New Jersey Chapter of the National Association of Corporate Directors and of a private software company serving the consumer electronics industry. Mr. Smith taught a corporate governance course at Yale University in 2006 and 2007. From 2004 to 2007, Mr. Smith was a director of Global Imaging Systems (“Global”) and member of the audit and nomination and governance committees and chairman of the strategic planning committee. Global was sold to Xerox in 2007 for $1.5 billion. From 2003 to 2006, he was a director of Fargo Electronics (“Fargo”), chairman of the compensation committee and a member of the audit and acquisitions committees. Fargo was sold to Assa Abloy of Sweden in 2006 for $325 million. Prior to 2001, Mr. Smith was an investment banker focusing primarily on mid-cap and technology companies at four major securities firms. Mr. Smith received a B.A. from Yale University and a M.B.A. from Harvard Business School.

Mr. Smith has extensive knowledge of the accounting and capital markets issues we face, as well as corporate governance topics and provides valuable insights to our Board’s discussions of the Company’s capital needs, liquidity, accounting, and governance matters.

James R. Swartwout, age 65, has served as a director of the Company since May 2010. Since 2008, Mr. Swartwout has served as an independent consultant for several organizations. From 2006 to 2008, he was co-chief executive officer and board member of Habasit Holding (“Habasit”), the U.S. subsidiary of Habasit AG, the leading global suppler of precision conveyor belts. Following Habasit’s 2006 acquisition of Summa Industries (“Summa”), a publicly traded manufacturer of diversified plastic products for industrial and commercial markets, he managed the integration of Summa. He served as chairman, chief executive officer and chief financial officer of Summa Industries from 1988 to 2006. Prior to Summa, Mr. Swartwout served in several executive roles in various manufacturing firms. He is currently a director of Sparton Corporation (NSYE: SPA), a diversified electronics company and supplier of sophisticated electronic assemblies to the U.S. Navy and U.S. Coast Guard, where he has served as a member of the executive committee and compensation committee since 2008. He was also a director for Advanced Materials Group from 2001 to 2004. Earlier in his career, he served as a Commissioned Officer in the U.S. Navy. Mr. Swartwout received a B.S. in Industrial Engineering from Lafayette College and an M.B.A. from the University of Southern California.

Mr. Swartwout’s significant operational experience as an executive provides valuable insight on operational challenges and opportunities we face and his prior experience as a commissioned officer in the U.S. Navy will further provide an understanding of the government market where we conduct the majority of our business.

Directors Whose Terms of Office Expire in 2011—Class III Directors

Anita K. Jones, age 69, has served as a director of the Company since May 2010. Dr. Jones is a University Professor Emerita at the University of Virginia's School of Engineering and Applied Science, where she has taught since 1988. From 1993 to 1997, Dr. Jones served as Director of Defense Research and Engineering in the U.S. Department of Defense, where she was responsible for the management of the department's science and technology programs. Dr. Jones is currently a senior fellow of the Defense Science Board, a member of the National Academy of Engineering, and a trustee of InQTel. Since 1998, she has been a director of Science Applications International Corporation (NYSE: SAI). Dr. Jones was also a founder and vice president of Tartan Laboratories, a trustee of the MITRE Corporation, and she served as vice-chair of the National Science Board, the governing board of the U.S. National Science Foundation. Dr. Jones received her A.B from Rice University in mathematics, her M.A in literature from the University of Texas and a Ph.D. in computer science from Carnegie Mellon University.

Dr. Jones’ experience as both a professor of engineering and computer science and her senior advisory roles to a number of government organizations provides a perspective to Board discussions from someone who understands the nature of services we provide and familiarity with the government market where we conduct the majority of our business.

Peter M. Schulte, age 53, has served as a director of the Company since April 2005. Mr. Schulte served as our President and Secretary from April 2005 until January 2007. Mr. Schulte currently is a Managing Partner, and was a founder of the private equity firm CM Equity Partners, which invests in established middle market companies and manages private equity funds and investments. Mr. Schulte has served as a director of ICF International, Inc. (NASDAQ: ICFI) since 1999. Mr. Schulte sits on certain private company boards related to his investment activities, including Preferred Systems Solutions, Inc.; Frontier Global Investment Services, Ltd.; Xebec Global Corporation; and RGS Associates, Inc. Mr. Schulte received a B.A. in Government from Harvard College and a Masters in Public and Private Management from the Yale School of Management.

Mr. Schulte has extensive knowledge of capital market issues from his private equity experience and has been invaluable to Board discussions on capital market and liquidity needs for the Company. He has also invested in numerous companies in our industry and brings the perspective of someone who understands our business.

Current Executive Officers of the Company

The following table includes information with respect to all of our executive officers as of February 11, 2011. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Title
Pamela A. Little	57	Co- Chief Executive Officer and Chief Financial Officer
John A. Hassoun	50	Co- Chief Executive Officer

Pamela A. Little serves as a Co-Chief Executive Officer and our Chief Financial Officer. Ms. Little served as our Executive Vice President and Chief Financial Officer from May 22, 2007 to January 31, 2011. Ms. Little served as our Vice President of Finance from May 4, 2007 to May 22, 2007. Prior to joining the Company, Ms. Little served as the vice president and chief financial officer of Athena Innovative Solutions, Inc. since 2005. In her 25-year career, Ms. Little has experience in companies ranging from privately held to start-up high technology firms to large, publicly-traded, multi-national professional services and government contracting firms. Ms. Little serves on the boards of Sandy Spring Bancorp, Inc. (NASDAQ: SASR) and Sandy Spring Bank, its wholly-owned subsidiary. Ms. Little holds an M.B.A. from Loyola College and a B.A. from the University of Maryland. She serves on the Board of the Professional Services Council and is a member of the National Association of Corporate Directors. She is also a member of the Board of Advisors of the Macklin Business Institute at Montgomery College and from 2005 to 2008 served as an adjunct professor at Montgomery College.

John A. Hassoun serves as a Co-Chief Executive Officer. He served as the Company’s Senior Vice President of Federal Programs from September 1, 2010 to January 31, 2011.   In 2009 and 2010, prior to joining the Company, he served as the Chief Executive Officer of Global Integrated Security, an international integrated security and defense provider company.  From 2006 to 2009, he served in several positions, including Chief Executive Officer of Olive Group, an international provider of integrated risk mitigation solutions.  Before Olive Group, Mr. Hassoun held steadily increasing executive leadership roles with Veridian Corporation and General Dynamics, including General Manager of Engineering Development and Integration Services where he managed over $500 million in yearly revenue, Director of Operations, and Director of Business Development.  He has a distinguished record of nearly 20 years of corporate experience in leading and managing operations, strategy and business development in high growth government information technology businesses.   He began his career with the U.S. Air Force where he served as Program Manager.   He holds a Master of Arts in Human Factors and a Bachelor of Science degree in Psychology from Wright State University. He has authored over 20 technical reports and research papers on topics involving advanced technology, and serves on the Industrial Advisory Board for the Virginia Commonwealth University School of Engineering. Over the past five years, he has served on the boards for several private U.S. and international companies.

Code of Conduct

The Company has adopted a Code of Conduct that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Code of Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct.

Our Code of Conduct applies to all of our employees, including our Co-Chief Executive Officers and Chief Financial Officer. The Code of Conduct and all committee charters are posted under the caption “Investor Relations — ATSC Code of Conduct” and “— Corporate Governance,” respectively, on our website ( www.atsc.com ). A copy of any of these documents is available in print free of charge to any stockholder who requests a copy by writing to ATS Corporation, c/o Joann O’Connell, Corporate Secretary, at 7925 Jones Branch Drive, McLean, Virginia 22102. Further, the Company will disclose on its website at www.atsc.com , to the extent and in the manner permitted by Item 5.05 of Form 8-K the nature of any amendment to this Code of Conduct (other than technical, administrative, or other non-substantive amendments), our approval of any material departure from a provision of this Code of Conduct, and our failure to take action within a reasonable period of time regarding any material departure from a provision of this Code of Conduct that has been made known to any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors, and persons who own more than 10% of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon our review of copies of the reports we received and written representations provided to us from the individuals required to file the reports, we believe that each of our executive officers and directors has complied with applicable reporting requirements for transactions in our common stock during the year ended December 31, 2010. Osmium Special Situations Fund, Ltd. filed four late Forms 4 related to eleven transactions and Lampe, Conway, and Co., LLC filed one late Form 4 related to one transaction.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the “Committee”) has responsibility for establishing, implementing and monitoring adherence to the Company’s compensation philosophy. The Committee operates under the mandate of a formal charter that establishes the framework for the fulfillment of the Committee’s responsibilities. The Committee reviews the charter at least annually to ensure that the scope of the charter is consistent with the Committee’s expected role. The Committee strives to ensure that the total compensation paid to our executives is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the executive team, including the executive officers, are similar to those provided to other key employees.

The Company’s executive compensation program is designed to attract, motivate and retain talented executives enabling the Company to produce superior results and maximize return to stockholders. Our pay-for-performance philosophy focuses executives’ efforts on delivering short-term and long-term financial successes for our stockholders without encouraging excessive risk taking. The Committee, which consists entirely of independent Board members, controls the executive compensation program for our named executive officers, as well as determines the compensation philosophy for several other members of our senior management team.

Compensation Philosophy and Objectives

We operate in a competitive, dynamic and specialized industry that presents growth opportunities for companies with the most competitive employees. We believe that in order to compete effectively in this industry, we must attract and retain highly qualified executive officers who possess special talents, credentials and experience. As a result, we have established a compensation philosophy with the following objectives:

•
Reward Performance and Contribution to Our Business While Discouraging Excessive Risk Taking.   Programs should be designed to reward extraordinary performance with strong compensation without creating excessive risk; likewise, where individual performance falls short of expectations and/or Company performance lags behind the peer group performance, the programs should deliver lower payouts.

•	Pay-for-Performance and Retention Must Be Balanced. To attract and retain a highly skilled work force, we must remain competitive with the pay of our peer companies who compete with us for talent.

•
Compensation Should Be Aligned With Stockholder Interests.   Key personnel should have a substantial proportion of their compensation in the form of equity participation to better align their individual financial interests with those of our stockholders.

•
The Relationship Between Overall Company Goals and Each Individual’s Personal Goals Should Be Clear. Employees should be able to easily understand how their efforts can affect their pay, both directly through individual performance and indirectly through contributing to the business unit and the Company’s achievement of its strategic and operational goals.

•
The Compensation and Benefit Programs Should Be Designed Similarly Across the Organization. Such programs should include only those perquisites necessary to attract and retain executives and/or improve the executive’s ability to safely and effectively carry out his or her responsibilities.

Implementing Our Objectives

The process by which the Committee makes specific decisions related to executive compensation includes consideration of the following:

•	The Company’s compensation philosophy and objectives.

•	The Company’s financial performance in terms of the attainment of both short-term and long-term goals and objectives.

•	The competitiveness of our executive compensation program relative to our defined peers and competitive labor market, as discussed below under “Use of Market Data.”

•	Review of each of our executive’s total compensation mix.

•	Review of each of our executive’s individual performance, experience and contributions.

•	Our ability to attract, retain, motivate and develop highly-qualified executives.

Use of Market Data.   In order to establish compensation for our named executive officers, we periodically collect peer competitive data for base salary, annual bonus and long-term stock-based incentives. This competitive data includes public companies in the same industry and relevant executive labor market data, plus additional reputable market survey data to validate the peer group benchmarks. In particular, the Committee has historically reviewed survey information from sources such as Mercer, the Human Resource Association of the National Capital Area and Washington Technical Personnel Forum for those positions comparable to the ones at our Company. In addition, we consider the compensation practices of our peer group, comprised of publicly traded, U.S.-based professional services companies of comparable size that serve the government sector. This peer group, which is periodically reviewed and updated by the Committee, consists of companies against which the Committee believes the Company competes for talent.

The companies that we consider to comprise our current compensation peer group include:

Dynamics Research Corp. Global Defense Technology And Systems, Inc	KEYW Corporation Kratos Defense and Security Solutions, Inc.	Paradigm Holdings, Inc. Tyler Technologies, Inc. VSE Corporation
NCI, Inc.

The data from these surveys and other related sources provide the primary external view of the market for review by the committee in establishing compensation for our named executive officers. For individual compensation decisions, the market and peer group information is used together with an internal view of longer-term potential and individual performance relative to other executives. For the senior level executives, the Committee also takes into account long-term retention objectives, recognizing that their skills and experience are highly sought after by our competitors.

For 2011, the Committee reviewed compensation data from the peer group. The goal for executive compensation is to continue to target the 25th to 50th percentile of our peer group for total target direct compensation.

Role of the Compensation Committee, Management and Consultants in the Executive Compensation Process

Role of Compensation Committee.   The Committee reviews all compensation components for the Company’s named executive officers and other executive officers, including base salary, annual incentives and long-term equity incentives. In addition to reviewing competitive market values, the Committee also examines the total compensation mix, pay-for-performance relationship, and how all elements, in the aggregate, comprise the executive’s total compensation package. The Committee reviews our policies and practices with a focus on incentive programs to ensure that they do not encourage excessive risk taking. The Committee also has the ability to use its discretion when administering the payouts under the incentive plans to adjust (up or down) for extraordinary events to ensure that the objectives align with the stockholders’ best interests. The Committee concluded that the compensation program does not encourage excessive risk taking for the following reasons:

•	The program pays for performance against financial targets that are challenging to motivate high achievement with a focus on long-term financial success and prudent risk management.

•	The incentive plan includes a profit metric to promote disciplined progress towards financial goals and backlog goals that promote long-term revenue growth.

•
Qualitative factors beyond the financial metrics are an important consideration in the determination of individual executive compensation payments. How our executives achieve their financial results and demonstrate leadership consistent with our values are important elements to individual compensation decisions.

The Committee meets in executive session to evaluate the performance of our named executive officers, determine their annual bonuses for the prior fiscal year, establish their annual performance objectives for the current fiscal year, set their base salaries for the next fiscal year, and consider and approve any grants of equity compensation. In connection therewith, the Committee regularly reviews and updates as necessary general structural parameters for its executive management members by position. Such structural parameters are initially suggested by our Chief Executive Officer(s). The Committee establishes, maintains and updates structural parameters encompassing all management positions of the Company, and not just those of the named executive officers.

Although many compensation decisions are made in the first and fourth quarters of the year, our compensation planning process neither begins nor ends with any particular Committee meeting. Compensation decisions are designed to promote our fundamental business objectives and strategy. Evaluation of management performance and consideration of the business environment are year-round processes.

Role of Management and Consultants in Compensation Decisions.   We may utilize the services of outside advisors and consultants, including legal advisors, throughout the year as they relate to executive compensation. In 2010, the Committee opted not to rely on the services of such advisors and consultants, with the exception of legal advisors. However, the Committee may have direct access to advisors for issues related to executive compensation and benefits if it desires in the future.

For individual compensation decisions, the market and peer group information is used together with an internal view of longer-term potential and individual performance relative to other executives. For senior level executives, the Committee also takes into account long-term retention objectives, recognizing that their skills and experience are highly sought after by our competitors.

For each named executive officer other than the Chief Executive Officer(s), the Committee receives individual recommendations from the Chief Executive Officer(s). The Chief Executive Officer(s) discusses his or her evaluation of the named executive officers (other than himself or herself) with the Committee and recommends compensation levels for such officers. In preparing such recommendations, the Chief Executive Officer(s) assesses the performance of each named executive officer based upon his or her day-to-day interactions with such person throughout the year. The Chief Executive Officer(s) discusses any retention concerns at this time as well. The Committee takes the Chief Executive Officer(s)’ recommendations into account, along with competitive market data and Company performance, when setting compensation levels. The Committee may request one or more other members of senior management to be present at Committee meetings where executive compensation and Company or individual performance are discussed and evaluated. Executives are free to provide insight, suggestions or recommendations regarding executive compensation. However, only independent Committee members are allowed to vote on decisions regarding executive compensation.

The Committee meets with the Chief Executive Officer(s) to discuss his or her own performance and compensation package, but ultimately decisions regarding his or her compensation are made solely based upon the Committee’s deliberations, as well as any input from consultants and advisors, as requested. The Chief Executive Officer(s) recuses himself or herself and is not present during the deliberation process of his or her own compensation. As the Company has recently implemented a Co-Chief Executive Officer approach, the Committee anticipates that the compensation and performance of each may vary from the other, and the Committee will meet with each individually to discuss his or her performance.

 Compensation Structure and Elements

The Company’s executive compensation program consists of the following:

•	Base salary;

•	Annual incentive bonuses;

•	Long-term incentives;

•	Health and related benefits;

•	Retirement benefits;

•	Other post-employment benefits;

•	Severance; and

•	Limited perquisites.

The Committee allocates compensation among these elements to provide the appropriate mix of:

•	Short-term incentives and long-term incentives;

•	Cash compensation and equity compensation; and

•	Current compensation and retirement and other benefits.

 Named Executive Officers

For fiscal year 2010, our named executive officers included Dr. Edward Bersoff, our Chief Executive Officer, Ms. Pamela Little, our Chief Financial Officer, and Mr. Sidney Fuchs, who was appointed our Chief Operating Officer effective April 5, 2010. On January 1, 2011, Mr. Fuchs became our Chief Executive Officer upon the retirement of Dr. Bersoff. The Company announced on January 7, 2011 that Mr. Fuchs would leave the Company effective January 31, 2011 and Ms. Little and Mr. John Hassoun would serve as Co-Chief Executive Officers effective February 1, 2011. Ms. Little also continues to serve in the role of Chief Financial Officer.

Base Salary.   The purpose of base salary is to provide competitive and fair base compensation that recognizes the executives’ role, responsibilities, experience and performance. Early in each year, as well as at the time of a promotion or other change in responsibilities, the Committee reviews and sets each executive’s pay to reflect individual experience, expertise, performance and contribution in the role. In addition, the Committee also considers the internal relationship of executives, the impact changes in salary have on other programs (most notably incentive compensation) in making adjustments, the level of pay compared to peer group pay levels for similar positions and the general structural parameters for executive compensation that the Committee has established for the year. We seek to fix executive officer base compensation at a level we believe enables us to hire and retain individuals in a competitive environment, and also to reward satisfactory individual performance and contribution to our overall business goals. The effective date of salary increases typically is January 1 of each year.

For fiscal year 2010, the base salary for our Chief Executive Officer was $425,000, the Chief Financial Officer base salary was $360,000, and the Chief Operating Officer base salary was $375,000. The 2010 survey data and analysis indicated that at the 50th percentile of the 2010 peer group data (comprised of CACI International, Dynamics Research Corporation, ManTech International Corporation NCI, Inc., SRA International, Inc. and Stanley, Inc.) the peer group’s base annual salary for the position of President and CEO was approximately $590,000, with a bonus of approximately 100% of base salary and at the 25th percentile, the base annual salary was approximately $460,000, with a bonus of approximately 90% of base salary. At the 50th percentile, the peer group’s base annual salary for the position of Chief Financial Officer was approximately $318,000, with a bonus of approximately 82% of base salary and at the 25th percentile, the base annual salary was approximately $293,000, with a bonus of approximately 75% of base salary. At the 50th percentile, the peer group’s base annual salary for the position of Chief Operating Officer was approximately $348,000, with a bonus of approximately 83% of base salary and at the 25th percentile, the base annual salary was approximately $333,000, with a bonus of approximately 79% of base salary. For the 2011 review of base compensation, the Committee considered the role, responsibilities, performance and experience of the executive officers, as well as the 2010 peer group data for salary to adjust the base salaries from the prior fiscal year levels.

After careful evaluation of the relevant factors described above, the Committee made adjustments to the base salaries of the named executive officers. The Committee is satisfied that each named executive officer’s salary is reasonable and appropriate based on each such executive’s responsibilities and performance.

The base salaries paid to our named executive officers for fiscal year 2010, and the amounts decided upon for 2011, are shown below:

Name and Principal Position	Fiscal 2010 Salary	Fiscal 2011 Salary		Annual % Change
Edward H. Bersoff Chief Executive Officer Ending on December 31, 2010 (1)	$425,000	$	N/A	—
Pamela A. Little Co-Chief Executive Officer Beginning February 1, 2011(1) Chief Financial Officer	$360,000		$370,000	2.3%
Sidney E. Fuchs Chief Executive Officer From January 1, 2011 to January 31, 2011 Chief Operating Officer From April 5, 2010 to January 1, 2011 (1)	$375,000		$405,000	8.0%
John A. Hassoun Co-Chief Executive Officer Beginning February 1, 2011(1)	—		$285,000	—

(1)
Mr. Sidney Fuchs served in the role of Chief Operating Officer effective April 5, 2010 through December 31, 2010 when he assumed the role of Chief Executive Officer upon the departure of Dr. Edward Bersoff effective January 1, 2011. Mr. Fuchs’ employment terminated with us on January 31, 2011. Ms. Pamela Little and Mr. John Hassoun currently serve as Co-Chief Executive Officers, effective February 1, 2011. Ms. Little also continues to serve as the Chief Financial Officer.

Annual Incentive Bonus.   The purpose of annual incentive bonuses is to motivate and reward the achievement of specific Company, department and individual goals that support the Company’s strategic plan. Annual incentive bonuses are not fixed compensation, must be re-earned and are at-risk based on actual performance. Incentives focus on short-term financial, strategic and individual performance.

We believe these annual cash incentive awards provide our named executive officers with an incentive to excel at their individual job function and area of expertise in a manner that contributes to the overall Company-wide performance, and to further align the financial interests of our named executive officers with those of our stockholders.

The table below shows the Company performance targets established by the Committee for 2010 compared to the actual 2010 results.

Objective	Weight	Threshold $ at 50%	Base $ at 75%	Target $ at 100%	Maximum $ at 120%		2010 Results
Revenue	30%	$123.0 million	$126.0 million	$128.5 million	$	>131 million	$116.7 million
EBITDA	30%	$11.0 million	$12.0 million	$13.5 million	$	> 15.0 million	$13.1 million	(1)
Backlog	20%	$225.0 million	$235.0 million	$245.0 million		$255.0 million	$235.4 million
Other Backlog	20%	$25.0 million	$32.0 million	$45.0 million	$	> 15.0 million	$0.8 million

Absolute EBITDA threshold of $11 million.

(1)
The 2010 actual EBITDA results of $14.5 million was adjusted to $13.1 million for purposes of calculating the incentive bonus to exclude the extraordinary income related to the settlements associated with the acquisitions in 2007, net of legal expenses.

The Committee selected these performance measures to align the annual incentive plan with the Company’s 2010 goals and objectives as established by management and the Board of Directors. In 2010, the bonus target for Dr. Bersoff was 100% of his base 2010 compensation, increased from 75% in 2009. The bonus target for Ms. Little was 60% of her 2010 base compensation and for Mr. Fuchs the target bonus was 75% of his base compensation prorated from his date of employment.

The Committee’s established bonus targets for each executive were based on job responsibilities, internal comparisons and peer group data. In addition, the Committee provides executives with the opportunity to be rewarded based upon performance goals which will vary based on the executive’s position. There is a band around each target bonus, representing the actual bonus amount that can be earned by each executive based on achievement of objectives. For Dr. Bersoff, his available bonus band, based upon a 100% target, ranged from 50% to 120% of his base compensation, Ms. Little’s bonus band, based upon a 60% target, ranged from 30% to 72% of her base compensation, and Mr. Fuchs’ bonus band, based upon a 75% target, ranged from 37.5% to 90% of his base compensation. As an additional component, for executives who managed company business units, the success of each business unit was a significant element (50%) of those executives’ bonus opportunities. The award percentages listed in the table below are of base compensation.

2010 Compensation Targets

Name	Threshold Award %	Threshold Award $	Base Award %		Base Award $	Target Award %	Target Award $	Maximum Award %	Maximum Award $
Edward H. Bersoff Chief Executive Officer	50%	$212,500	75	% $	318,750	100%	$425,000	120%	$510,000
Pamela A. Little Chief Financial Officer	30%	$108,000	45	% $	162,000	60%	$216,000	72%	$259,200
Sidney E. Fuchs Chief Operating Officer Beginning 04/5/10	37.5%	$105,469	56.25	% $	158,203	75%	$210,938	90%	$253,125

As each of our named executive officers interact with all of our business units, the performance measures are intended to encourage them to attend to the entire business of the Company and make decisions for the benefit of the entire Company. Thus, a significant portion of the determination of whether the performance targets are met and relevant target bonuses paid hinges upon the overall Company’s financial goals related to earnings, revenues, backlog, strategic goals related to acquisitions and technology initiatives and operational goals related to expense management and people development. The Committee evaluated these performance targets, in addition to the named executive officer’s individual performance objectives, in the determination of the 2010 bonus amounts. The Committee intends for the executives to create bonus programs for additional key employees that are aligned with compatible objectives.

The Company exceeded its 2010 threshold and base EBITDA and backlog objectives set out at the beginning of the year. However, the Company did not achieve its 2010 revenue or other backlog objectives for the year. The Committee evaluated the Company’s performance and each executive’s individual performance as evaluated against their goals established at the beginning of the year to determine the final bonus amount for each named executive officer.

Dr. Edward Bersoff

The Committee awarded Dr. Bersoff a bonus of $159,375 based on the Company’s performance in the achievement of its Annual Incentive Bonus metrics. The Committee evaluated Dr. Bersoff’s performance against each component of the plan and calculated the payout related to each metric. The Company exceeded the EBITDA metric resulting in the maximum award of $95,625. The Company exceeded the backlog component at the threshold and base levels resulting in the maximum award of $63,750. There was no credit given towards the achievement of the revenue goal or the new business backlog goal as the Company fell short of achieving these objectives.

Pamela A. Little

The Committee awarded Ms. Little a bonus of $81,000 based on the Company’s performance in the achievement of its Annual Incentive Bonus metrics. The Committee evaluated Ms. Little’s performance against each component of the plan and calculated the payout related to each metric. The Company exceeded the EBITDA metric resulting in the maximum award of $48,600. The Company exceeded the backlog component at the threshold and base levels resulting in the maximum award of $32,400. There was no credit given towards the achievement of the revenue goal or the new business backlog goal as the Company fell short of achieving these objectives.

Sidney Fuchs

The Committee awarded Mr. Fuchs a bonus of $79,102 based on the Company’s performance in the achievement of its Annual Incentive Bonus metrics. The Committee evaluated Mr. Fuchs’ performance against each component of the plan and calculated the payout related to each metric. The bonus calculation for Mr. Fuchs was prorated to reflect his hire date of April 5, 2010. The Company exceeded the EBITDA metric resulting in the maximum award of $47,461. The Company exceeded the backlog component at the threshold and base levels resulting in the maximum award of $31,641. There was no credit given towards the achievement of the revenue goal or the new business backlog goal as the Company fell short of achieving these objectives.

2011 Annual Incentive Bonus. For 2011, the Committee set Ms. Little and Mr. Hassoun’s target bonus at 75% of base compensation. Since many of the factors relevant to determining bonuses are at the discretion of the Committee, the likelihood of the named executive officers achieving their full bonus potential in future years cannot be predicted.

Long-Term Equity Incentive Compensation.   The Company’s equity incentive plan is designed to encourage participants to focus on long-term Company performance and provide an opportunity for executive officers and certain designated key employees to increase their stake in the Company through stock options and/or restricted stock grants or similar vehicles.

The plan is designed to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives; and

•	maintain competitive levels of total compensation.

Equity awards vary among participants based on their positions within the Company, their individual contributions, the value added to the organization, and internal equity. In evaluating awards, we consider current value, expected value at grant and the ownership percentage associated with the award to draw comparison amongst the recipients and make market comparisons to similarly situated executives in peer group companies. Because these equity awards are generally intended to help motivate our executive officers to stay with the Company and continue to build stockholder value, the Committee generally does not consider an executive’s current stock or option holdings in making additional awards, except to the extent that the Committee determines that additional equity awards would further motivate the individual to remain with us for a longer period of time. Our primary focus is to retain executives in light of prevailing competitive conditions and to motivate executives in ways that support stockholder value.

In 2010, the Committee used both restricted stock awards and options as its primary vehicles for equity incentive compensation for our named executive officers, and options alone as its primary vehicle for equity incentive compensation for other members of our management team. Specifically, the Committee decided upon an annual award of 25,000 restricted shares to Dr. Bersoff and an annual award of 75,000 restricted shares to Ms. Little. The effective date of the annual awards was January 4, 2010. Mr. Fuchs was awarded 60,000 restricted shares and 40,000 stock options upon his employment on April 5, 2010. The Committee approved an award of 50,000 stock options effective September 1, 2010 to Mr. Hassoun upon his employment as the Senior Vice President of Federal Programs. As a general matter, the Committee’s process is independent of material non-public information, including with respect to the determination of grant dates or the stock option exercise prices. See the discussion below under “ — Grants of Plan Based Awards in 2010.”

In 2011, the Committee awarded 40,000 restricted shares to Ms. Little and 30,000 stock options to Mr. Hassoun. The effective date of these annual awards was January 3, 2011. The Committee awarded 15,000 stock options to a member of the senior management team and also awarded 7,500 stock options each for two other members of its management team, also with an effective date of January 3, 2011.

Options are awarded at the closing price of the Company’s common stock on the date of the grant. The Committee has never granted options with an exercise price that is less than the closing price of the Company’s common stock on the grant date, nor has it granted options which are priced on a date other than the grant date.

Retirement and Other Benefits.   Our officers participate in the same employee benefit programs as other employees. These programs include tax-qualified retirement plans, health insurance, life insurance, disability insurance and short-term disability. We currently have two tax-qualified retirement plans, our 401(k) savings plan and our ATS Corporation 2007 Employee Stock Purchase Plan, which are both discussed below.

401(k) Savings Plan

Our senior executives, along with our entire staff, are eligible to participate in the Advanced Technology Systems, Inc. Retirement Plan, a tax-qualified profit-sharing plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”). The 401(k) Plan was originally established on April 1, 1985 prior to our acquisition of ATSI. Our 401(k) Plan is managed by T. Rowe Price Retirement Plan Services. Under the terms of the 401(k) Plan, eligible employees may elect to contribute up to 100% of their eligible compensation as salary deferral contributions to the 401(k) Plan, subject to statutory limits. We make matching contributions each pay period equal to 50% of an employee’s contributions up to the first 6% of the employee’s compensation. We do not make matching contributions for employee contributions in excess of 6% of the employee’s compensation.

Employee Stock Purchase Plan

Our senior executives are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”), which became effective on October 1, 2007. Under the ESPP, there were initially 150,000 shares authorized, with a maximum allocation in any four-month period beginning February 1, June 1, and October 1 to be limited to 50,000 shares, plus an annual increase (and proportional four-month period maximum limitation increase) to be added on the first day of each of the Company’s fiscal years beginning in 2009, equal to the lesser of (i) 100,000 shares, (ii) 1% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Our Board of Directors approved an increase of 100,000 shares to the ESPP for each of fiscal year 2009 on February 11, 2009, for fiscal 2010 on December 9, 2009, and for fiscal year 2011 on December 8, 2010.

The ESPP has three four-month periods, commencing on each February 1, June 1, and October 1 (the “Offering Period”). Employees participating in the ESPP may purchase a share of Company stock at the close of an offering period at the lower of (i) 95% of the fair market value of a share on the last trading day of the Offering Period or (ii) 95% of the fair market value of a share on the first day of the offering period. An employee’s right to purchase stock under the ESPP may not accrue at a rate which exceeds $25,000 per calendar year of the fair market value of the Company’s common stock.

Perquisites

Our executive perquisites generally involve minimal expenses. The perquisites our individual executives receive consist of business club and travel memberships. Our total incremental cost for perquisites for each executive officer was less than $10,000 in 2010. Our Audit Committee reviews our executive officer expenses on a quarterly basis.

 Severance Benefits

We have entered into employment agreements with Ms. Little and Mr. Hassoun that include severance benefits. We believe these agreements, which provide severance protection upon a change in control, serve to promote stability and continuity among senior executives. The terms of these agreements and information regarding applicable payments under such agreements are provided under “ — Potential Payments Upon Termination or Change in Control — Little Employment Agreement,” and “—Hassoun Employment Agreement.”

The Company was previously a party to an employment agreement with Dr. Bersoff while he served as our President and Chief Executive Officer which expired on December 31, 2010. Dr. Bersoff is currently only subject to a Chairman Agreement with the Company, effective January 1, 2011, which does not provide for severance, only (i) monthly payments of $13,333.33 paid quarterly, (ii) eligibility to receive future equity award grants comparable to other members of the Board, and (iii) health insurance consistent with that of Company executives through the termination date. The Chairman Agreement terminates on the later of June 30, 2012 or the Company’s 2012 annual stockholders’ meeting (or any earlier change in control of the Company).

Effective January 31, 2011, Sidney Fuchs left the Company’s employ. Pursuant to the terms of his employment agreement effective April 5, 2010 and as amended on January 5, 2011, Mr. Fuchs will receive payments totaling $607,500, representing eighteen months’ base salary and eligibility to continue health benefits for a period of eighteen months. Following the termination date, Mr. Fuchs will also receive his bonus for fiscal 2010 under our Annual Incentive Bonus Plan in an amount determined to be $79,102. Furthermore, 60,000 unvested restricted shares held by Mr. Fuchs vested and 40,000 unvested stock options held by Mr. Fuchs vested, totaling 100,000 shares. Mr. Fuchs’ employment agreement also included a six month non-competition period and a two-year non-solicitation obligation.

Tax and Accounting Implications

In consultation with our legal and accounting advisors, we plan to evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and on an annual basis to ensure that we understand the financial impact of our program. Our analysis will include a detailed review of recently adopted and pending changes in tax and accounting requirements. As part of our review, we will consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences.

Deductibility of Executive Compensation.   Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly-held companies for compensation in excess of $1.0 million in any taxable year paid to a named executive officer.

However, compensation in excess of $1.0 million is deductible if it meets the criteria for being “performance based” within the meaning of Section 162(m). Our stock option awards satisfy the conditions for being “performance based” under Section 162(m). Time-based restricted stock awards and bonuses paid under our 2010 annual bonus plan do not currently satisfy the Section 162(m) “performance based” conditions.

We generally endeavor to award compensation in a manner that satisfies the conditions for tax deductibility. However, we will not necessarily limit executive compensation to amounts deductible under Section 162(m), but rather intend to maintain the flexibility to structure our compensation programs so as to best promote our interests and the interests of our stockholders.

Summary Compensation Table

The following information is furnished beginning on January 1, 2008, for all individuals serving as principal executive officers in 2010. There are no other named executive officers of the Company who meet the definition of “executive officer” under applicable securities regulations.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
Edward H. Bersoff	2010	$425,000	$159,375	$61,250	$—	$25,538	$671,163
Chief Executive Officer	2009	360,000	200,000	42,000	—	23,199	625,199
	2008	350,000	—	—	—	20,953	370,953
Pamela A. Little	2010	$360,000	$106,000	$183,750	$—	$17,470	$667,220
Chief Financial Officer	2009	310,000	140,000	58,800	95,235	12,982	617,617
	2008	300,000	—	—	—	12,291	312,291
Sidney E. Fuchs Chief Operating Officer Beginning 4/5/10	2010	$278,409	$129,102	$174,000	$79,600	$18,756	$679,867

(1)	Mr. Fuchs’ 2010 salary reflects that he began his employment on April 5, 2010.
(2)
Includes $25,000 bonus award to Ms. Little for recognition of performance outside of the 2010 Incentive Bonus Plan.  Includes $50,000 paid to Mr. Fuchs as a sign on bonus per his employment agreement dated March 1, 2010.

(3)	The Company has recognized stock-based compensation based on the value of the stock-based awards on the award date.
(4)	Details of the amounts reported in the “All Other Compensation” column for 2010 are provided in the table below. The aggregate perquisite amount for each executive officer was less than $10,000.

	Dr. Bersoff	Ms. Little	Mr. Fuchs
Employer Contributions to 401(k) Plan	$6,606	$7,350	$6,600
Health Insurance Premiums	14,344	9,364	9,562
Life Insurance and Disability Premiums	613	756	504
Perquisites (a)	3,975	—	2,090

(a)	Dr. Bersoff’s and Mr. Fuchs’ perquisites consisted of business memberships.

Grants of Plan-Based Awards in 2010

Effective January 4, 2010, we entered into a restricted stock award agreement with each of Dr. Bersoff and Ms. Little. Under these agreements, pursuant to our 2006 Omnibus Incentive Compensation Plan, we granted (i) 25,000 restricted shares to Dr. Bersoff, of which 10,000 shares vest on January 4, 2011 and 15,000 shares vest on January 4, 2012, subject to acceleration following a change of control; and (ii) 75,000 restricted shares to Ms. Little, of which 10,000 shares vest on January 4, 2011, 15,000 shares vest on January 4, 2012, and 50,000 shares vest on January 4, 2013, subject to acceleration following a change of control.

Effective April 5, 2010, we entered into a restricted stock award agreement and an option award agreement with Mr. Fuchs.  Under these agreements, pursuant to our 2006 Omnibus Incentive Compensation Plan, we granted 60,000 restricted shares of common stock and 40,000 option shares at an exercise price of $2.90.  Upon Mr. Fuchs’ resignation on January 31, 2011, both his 60,000 unvested restricted shares vested and his 40,000 unvested stock options vested, totaling 100,000 shares.

Effective September 1, 2010, Mr. Hassoun received an option grant of 50,000 shares at an exercise price of $2.80 pursuant to our 2006 Omnibus Incentive Compensation.  The grant of options will vest equally over a period of four years beginning on September 1, 2011. These grants of options are subject to acceleration following a change in control.

Dr. Bersoff, Ms. Little and Mr. Fuchs generally will have all the rights and privileges of a stockholder with respect to the restricted stock, including the right to receive dividends and to vote.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)
Dr. Edward H. Bersoff,	1/4/2010	25,000		—	$61,250	(1)
Chief Executive Officer
Pamela A. Little,	1/4/2010	75,000		—	183,750	(1)
Chief Financial Officer; Co-Chief Executive Officer effective 2/1/2011				—	—
Sidney E. Fuchs,	4/5/2010	60,000		—	174,000	(2)
Chief Operating Officer	4/5/2010	—	40,000	$2.90	79,600
John A. Hassoun Co-Chief Executive Officer effective 2/1/2011	9/1/2010	—	50,000	$2.80	86,250

(1)	Computed in accordance with FAS 123(R) and therefore represents the market value of the shares on the date of grant, based upon the Company’s closing stock price of $2.45.
(2)	Computed in accordance with FAS 123(R) and therefore represents the market value of the shares on the date of grant, based upon the Company’s closing stock price of $2.90.

Effective January 3, 2011, we entered into a restricted stock award agreement with Ms. Little. Under the agreement and pursuant to our 2006 Omnibus Incentive Compensation Plan, we granted 40,000 restricted shares.  This grant of restricted shares will vest equally over a period of three years beginning on January 3, 2012 and the two award date anniversaries thereafter, subject to acceleration following a change in control.  Ms. Little generally will have all the rights and privileges of a stockholder with respect to the restricted stock, including the right to receive dividends and to vote.  Additionally, effective January 3, 2011, pursuant to our 2006 Omnibus Incentive Compensation Plan, Mr. Hassoun was granted 30,000 options, vesting equally over a four year period beginning January 3, 2012 subject to acceleration following a change in control.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table provides information concerning restricted stock awards that have not vested for each named executive officer outstanding as of December 31, 2010, and does not take into account the restricted stock grants awarded in 2011 (as such grants were not made as of the most recently completed fiscal year).

	Option Awards				Stock Awards
Name/Date of Award	Number of Securities Underlying the Unexercised Options Exercisable	Number of Securities Underlying the Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($) (1)
Dr. Edward H. Bersoff
March 19, 2007 (2)					30,000	$82,500
January 2, 2009 (3)					20,000	55,500
January 4, 2010 (4)					25,000	68,750
Total					75,000	206,750

Pamela A. Little
May 4, 2007 (5)					12,500	34,375
January 2, 2009 (6)					28,000	77,000
May 5, 2009 (7)	—	100,000	$1.50	5/5/2019
January 4, 2010 (8)					75,000	$206,250
Total					115,500	317,625

Sidney E. Fuchs
April 5, 2010 (9)					60,000	$165,000
April 5, 2010 (10)		40,000	$2.90	4/5/2020
Total					60,000	165,000

(1)	Based upon the Company’s closing stock price of $2.75 on December 31, 2010.
(2)	Stock awards granted pursuant to the ATS Corporation 2006 Omnibus Incentive Compensation Plan vesting in five equal annual installments commencing on December 31, 2007.
(3)	Stock awards granted pursuant to the ATS Corporation 2006 Omnibus Incentive Compensation Plan vesting in three equal annual installments commencing on January 2, 2010.
(4)	Stock awards granted pursuant to the ATS Corporation 2006 Omnibus Incentive Compensation Plan of which 10,000 shares vest on January 4, 2011 and 15,000 vest on January 4, 2012.
(5)
Stock awards granted pursuant to the ATS Corporation 2006 Omnibus Incentive Compensation Plan, with 10,000 shares vested immediately on the May 4, 2007 grant date and the remaining 50,000 shares vesting in four equal annual installments commencing on May 4, 2008.

(6)	Stock awards granted pursuant to the ATS Corporation 2006 Omnibus Incentive Compensation Plan vesting in three equal annual installments commencing on January 2, 2010.
(7)	Option award granted pursuant to the ATS Corporation 2006 Omnibus Incentive Compensation Plan vesting in four equal installments commencing on May 5, 2010.
(8)
Stock awards granted pursuant to the ATS Corporation 2006 Omnibus Incentive Compensation Plan of which 10,000 shares vest on January 4, 2011, 15,000 shares vest on January 4, 2012, and 50,000 shares vest on January 4, 2013.

(9)
Stock awards granted pursuant to the ATS Corporation 2006 Omnibus Incentive Compensation Plan vesting in three equal annual installments commencing on April 5, 2011. All of Mr. Fuchs’ unvested shares vested pursuant to his employment agreement effective March 1, 2010 and as amended on January 3, 2011 triggered by the termination of his employment effective January 31, 2011.

(10)
Option award granted pursuant to the ATS Corporation 2006 Omnibus Incentive Compensation Plan vesting in four equal annual installments commencing on April 5, 2011. All of Mr. Fuchs’ unvested shares vested pursuant to his employment agreement effective March 1, 2010 and as amended January 3, 2011 triggered by the termination of his employment effective January 31, 2011.

Stock Vested in Fiscal Year 2010

The following table provides information concerning the vesting of restricted stock awards for each named executive officer, on an aggregate basis, during 2010. There were no stock option exercises by our named executive officers during 2010.

	Restricted Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Dr. Edward H. Bersoff	10,000	$24,800	(1)
	20,000	$56,800	(2)
	30,000	$82,500	(3)
Pamela A. Little	14,000	$34,720	(4)
	12,500	$36,625	(5)
	20,000	$56,800	(6)

(1)	Based upon 10,000 shares at a closing price of $2.48 on January 2, 2010.
(2)	Based upon 20,000 shares at a closing price of $2.84 on December 17, 2010.
(3)	Based upon 30,000 shares at a closing price of $2.75 on December 31, 2010.
(4)	Based upon 14,000 shares at a closing price of $2.48 on January 2, 2010.
(5)	Based upon 12,500 shares at a closing price of $2.93 on May 4, 2010.
(6)	Based upon 20,000 shares at a closing price of $2.84 on December 17, 2010.

Potential Payments Upon Termination or Change in Control

The Company is currently a party to employment agreements with each of Ms. Little, dated February 3, 2008, and Mr. Hassoun, dated September 2, 2010, as discussed below under “Little Employment Agreement” and “Hassoun Employment Agreement,” each of which provide for certain payments to each named executive officer if his or her employment were terminated following a change in control, as outlined below.  Mr. Fuchs’ employment agreement terminated effective January 31, 2011, and his severance is outlined below accordingly.  Dr. Bersoff’s prior employment agreement terminated effective December 31, 2010, and he did not receive severance since he is continuing as the Company’s Chairman and as such is not discussed below.  The summaries below assume that the termination and/or change in control occurred on December 31, 2010 and the relevant stock price is the closing market price for our common stock on December 31, 2010, which was $2.75 per share.

Little Employment Agreement

General

We entered into an employment agreement with Ms. Little on February 3, 2008 (the “Little Agreement”). The Little Agreement provides that Ms. Little will serve in the position of Executive Vice President and Chief Financial Officer for an initial five-year term, and at the conclusion of such initial term shall renew automatically for successive one-year terms subject to the right of either party to terminate upon 30 days’ prior written notice to the other party. Ms. Little will receive a base salary of $300,000 per year, as adjusted from time to time with the approval of the Committee.  The Little Agreement has not been amended to date to account for Ms. Little’s recently acquired role as Co-Chief Executive Officer effective February 1, 2011.

Incentive Compensation

Ms. Little shall be entitled to performance-based incentive compensation in an amount up to 60% of her base compensation, as adjusted from time to time with the approval of the Committee. Such incentive compensation payable for each year shall be contingent on and based on corporate and individual performance criteria agreed to between Ms. Little and the Committee, and as thereafter modified from time to time.

Fringe Benefits

Ms. Little is entitled to such fringe benefits as are generally made available by the Company to executive personnel, including, but not limited to, health insurance.

Termination

The Little Agreement provides for termination by the Company, with or without “cause,” as defined in the Little Agreement, at any time, upon 30 days’ written notice. Similarly, the Little Agreement provides for termination by Ms. Little with or without “good reason,” as defined in the Little Agreement, at any time, upon 30 days’ notice. If the Company chooses to terminate Ms. Little’s employment without cause or Ms. Little terminates her employment for good reason, then Ms. Little would be entitled to receive the following: (i) a severance benefit equal to her current base compensation for a period of 12 months if the termination takes place during the first three years of her initial term, or a severance benefit equal to her current base compensation for a period of nine months if the termination takes place after the first three years of the initial term; and (ii) an amount equal to 50% of the incentive compensation targets, if any, applicable during the first calendar year ending during the severance period. All unvested restricted stock, stock options and any other equity-based compensation arrangements shall vest, and all stock options and other equity-based compensation arrangements that must be exercised shall be exercisable in accordance with the award agreements. In the event that either the Company terminates Ms. Little for cause or Ms. Little terminates her employment without good reason, then she would only receive the following: (i) any unpaid base compensation through the date of termination; and (ii) any unpaid incentive compensation earned but not yet paid through the date of termination.  All unvested stock options and any other equity-based compensation arrangements shall be terminated and all vested stock options shall be exercisable in accordance with the award agreements.

Change in Control

All unvested restricted stock, stock options and any other equity-based compensation arrangements shall vest in full on the date of a “change in control,” as defined in the Little Agreement. If either the Company terminates Ms. Little without cause or Ms. Little terminates her employment for good reason within 12 months after a change in control, then Ms. Little shall be entitled to the same severance package that she would receive if terminated without cause or for good reason (as discussed above), except that she would receive 100% of the incentive compensation targets (rather than 50%).

Payments Due Upon Termination/Change in Control on December 31, 2010

	Salary Continuation	Bonus Payment	Unvested Awards
Pamela Little
Without Cause Termination	$360,000	$108,000	$442,625
Change in Control	$360,000	$216,000	$442,625

Hassoun Employment Agreement

General

We entered into an employment agreement with Mr. Hassoun on September 2, 2010 (the “Hassoun Agreement”). The Hassoun Agreement provides that Mr. Hassoun will serve in the position of Senior Vice President for a three-year term subject to the right of either party to terminate upon 30 days’ prior written notice to the other party. Mr. Hassoun will receive a base salary of $275,000 per year, as adjusted from time to time with the approval of the Committee.  The Hassoun Agreement has not been amended to date to account for Mr. Hassoun’s recently acquired role as Co-Chief Executive Officer effective February 1, 2011.

Incentive Compensation

In addition, Mr. Hassoun shall be entitled to participate in our performance-based incentive compensation program as in effect from time to time for the officers and senior managers.

Fringe Benefits

Mr. Hassoun is entitled to such fringe benefits as are generally made available by the Company to executive personnel, including, but not limited to, health insurance.

Termination

The Hassoun Agreement provides for termination by the Company, with or without “cause,” as defined in the Hassoun Agreement, at any time, upon 30 days’ written notice. Similarly, the Hassoun Agreement provides for termination by Mr. Hassoun with or without “good reason,” as defined in the Hassoun Agreement, at any time, upon 30 days’ notice. If the Company chooses to terminate Mr. Hassoun’s employment without cause or Mr. Hassoun terminates his employment for good reason, then Mr. Hassoun would be entitled to receive the following: (i) a severance benefit equal to his current base compensation for a period of 11 months if the termination takes place during the first year of employment, or (ii) a severance benefit equal to his current base compensation for a period of eight months if the termination takes place after the first twelve months of the term.  All unvested stock options and any other equity-based compensation arrangements shall be terminated and all vested stock options shall be exercisable in accordance with the award agreements.  In the event that either the Company terminates Mr. Hassoun for cause or Mr. Hassoun terminates his employment without good reason, then he would only receive the following: (i) any unpaid base compensation through the date of termination; and (ii) any unpaid incentive compensation earned but not yet paid through the date of termination. All unvested stock options and any other equity-based compensation arrangements shall be terminated and all vested stock options shall be exercisable in accordance with the award agreements.

Change in Control

All unvested restricted stock, stock options and any other equity-based compensation arrangements shall vest in full on the date of a “change in control,” as defined in the Hassoun Agreement. If either the Company terminates Mr. Hassoun without cause or Mr. Hassoun terminates his employment for good reason within 12 months after a change in control, then Mr. Hassoun shall be entitled to the same severance package equal to one year base salary that he would receive if terminated without cause or for good reason.

Payments Due Upon Termination/Change in Control on December 31, 2010

	Salary Continuation	Bonus Payment	Welfare Benefits	Unvested Awards
John Hassoun
Without Cause Termination	$275,000	$-	$-	$-
Change in Control	$275,000	$-	$-	$-

Fuchs Employment Agreement

We entered into a three-year employment agreement (the “Fuchs Agreement”) with Mr. Fuchs on March 1, 2010, effective April 5, 2010.  The terms of the Fuchs Agreement provided for (i) a base salary of $375,000, (ii) an annual performance bonus of up to 75% of base salary at target performance, (iii) a $50,000 signing bonus with $25,000 paid on April 5, 2010 and $25,000 paid six months from the start date, (iv) a grant of 60,000 shares of restricted stock on April 5, 2010 with 10,000 shares vesting on April 5, 2011, 15,000 shares vesting on April 5, 2012, and 35,000 shares vesting on April 5, 2013, (v) a 40,000 stock option grant with an exercise price at the Company closing stock price on April 5, 2010, vesting over four years, with 5,000 options vesting each on the first and second anniversary, 10,000 options vesting on the third anniversary and 20,000 vesting on the fourth anniversary, and (vi) health, life and disability insurance consistent with that of other Company executives. The Fuchs Agreement also provided for severance throughout the Fuchs Agreement’s term. During the first six months of employment, either Mr. Fuchs or the Company could terminate the Fuchs Agreement for any reason and in such case Mr. Fuchs would have been paid six months of his base salary. Thereafter, the Fuchs Agreement provided for a severance for termination “without cause” or for “good reason” and the severance payment would be based on eighteen months of his base salary. In the event of a “change in control” and Mr. Fuchs’ employment is terminated “without cause” or for “good reason,” the Fuchs Agreement provided for a severance payment based on eighteen months of base salary.

Effective January 31, 2011, Sidney Fuchs resigned from the Company and the Board of Directors.  Pursuant to the terms of the Fuchs Agreement, Mr. Fuchs will receive (i) eighteen months of severance based on an annual salary of $405,000 paid in an amount of a $202,500 payment six months and one day after the effective date and the remaining twelve months of severance paid in twelve monthly installments, commencing on the date that is seven months after the effective date, (ii) accelerated vesting of 60,000 shares of restricted stock and 40,000 options on the effective date, (iii) health insurance consistent with that of Company executives for a period of eighteen months after the effective date, and (iv) a six month non-competition period and a two-year non-solicitation period.   Following the termination date, Mr. Fuchs was also eligible to receive a bonus for fiscal 2010 under our Annual Incentive Bonus Plan in an amount determined to be $79,102.

Compensation Risks

We believe that our compensation policies and practices for our employees do not encourage excessive or inappropriate risk. Furthermore, the Compensation Committee believes that the mix and design of the elements of executive compensation with equity-based long-term incentives that are tied to shareholder returns, process for determining compensation utilizing market comparisons, and the Company’s governance and control mechanics deter undue risk taking.

Compensation Committee Interlocks and Insider Participation

Messrs. Flannery, Jacks, Schulte, and Dr. Jones were members of the Compensation Committee for the year ended December 31, 2010. None of our directors serving on our Compensation Committee during 2010 was an officer or employee of the Company or had any relationship with us that required applicable disclosure under Item 404 of Regulation S-K. Mr. Saponaro served as a Chairman of the Compensation Committee from August 18, 2008 to August 25, 2010.  Upon the resignation of Mr. Saponaro, Mr. Jacks became Chairman of the Compensation Committee. Neither Mr. Saponaro nor Mr. Jacks was an officer or employee of the Company. None of our executive officers served as a member of the Board of Directors or compensation committee of another entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION
 Summary of Director Compensation

The annual fee for services of a non-employee director of the Company was $24,000 during 2010. In addition, members of the Audit Committee (Messrs. Jacks, Saponaro, and Tomarchio) received $4,000 for their service on that Committee and Mr. Smith received $8,000 for his service as Chairperson of the Audit Committee. Mr. Swartwout received $2,500 for his service on the Audit Committee beginning September 2010.  Members of the Compensation Committee (Messrs. Flannery and Schulte and Dr. Jones) received $3,000 for their service on that Committee and Mr. Saponaro received $6,000 for his service as Chairperson of the Compensation Committee through August 2010.  Mr. Jacks received $3,750 for his service as Chairperson of the Compensation Committee upon Mr. Saponaro’s resignation in August 2010.  Members of the Nominating and Governance Committee (Messrs. Flannery, Smith and Swartwout) received $3,000 for their service on that Committee and Mr. Schulte received $6,000 for his service as Chairperson of the Nominating and Governance Committee.  Mr. Tomarchio received $24,000 in lieu of the 2010 annual grant of restricted shares.

All non-employee directors are entitled to reimbursement of expenses for attending each meeting of the Board and each committee meeting.

2010 Director Compensation Table

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2010 fiscal year. There have been no option awards issued, nor any change in pension value or nonqualified deferred compensation earnings to report in relation to the non-employee directors of the Company.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Joel R. Jacks (4)	$31,750	$23,998	$4,270	$60,018
Kevin Flannery	30,000	23,998	2,223	56,221
Dr. Anita K. Jones	27,000	23,998	2,469	53,467
Joseph A. Saponaro	34,000	23,998	—	57,998
Peter M. Schulte	33,000	23,998	2,273	59,271
Edward J. Smith	35,000	23,998	6,463	65,461
James R. Swartwout (5)	29,500	23,998	3,460	56,958
Jack Tomarchio	52,000	–	1,579	53,579

(1)	Messrs. Jacks, Saponaro and Schulte, and Dr. Jones elected to convert $28,000, $34,000, $33,000 and $8,100, respectively, of their annual cash compensation into shares of our common stock.

(2)
The Company has recognized stock-based compensation based on the value of the stock-based awards on the award date.  Each director, with the exception of Mr. Tomarchio, was awarded a restricted stock grant of 8,275 shares on May 18, 2010 that vest in full on May 1, 2011.  Restricted stock awards outstanding as of December 31, 2010 for each director were as follows:  27,337 for Mr. Jacks; 41,189 for Mr. Flannery; 8,275 for Dr. Jones and Mr. Swartwout; 27,337 for Mr. Schulte; and 40,489 for Mr. Smith.  In accordance with the forfeiture provisions of our plan, Mr. Tomarchio forfeited 53,075 unvested shares upon his departure.  Upon the departure of Mr. Saponaro, 20,136 shares of restricted stock vested and 20,353 unvested shares were forfeited.

(3)	Consists of travel expenses.

(4)	Mr. Jacks was appointed as Chairman of the Compensation Committee in August 2010, and as such, his compensation for the year has been prorated to reflect the actual time served in this role.

(5)	Mr. Swartwout was appointed to the Audit Committee in September 2010, and as such, his compensation for the year has been prorated to reflect the actual time served in this role.

Board and Committee Fees.   Our non-employee directors each received annual retainers of $24,000, payable annually in the second quarter of our fiscal year, covering up to four regular Board meetings, one annual meeting and a reasonable number of special Board meetings. Additional retainers, if any, for additional meetings will be determined by the Board of Directors or the Compensation Committee. The chair of the Audit Committee receives $8,000 annually, and each other Audit Committee member receives $4,000 annually, payable in the second quarter of our fiscal year, as compensation for services as Audit Committee chair and committee member, respectively. The chair of the Compensation Committee receives $6,000 annually, and each other Compensation Committee member receives $3,000 annually, payable in the second quarter of our fiscal year, as compensation for services as Compensation Committee chair and committee member, respectively. The chair of the Nominating and Governance Committee receives $6,000 annually, and each other Nominating and Governance Committee member receives $3,000 annually, payable in the second quarter of our fiscal year, as compensation for services as Nominating and Governance Committee chair and committee member, respectively.

Our directors have the option to receive their board and committee fees in the form of cash or shares of Company stock.

Restricted Stock Grants.   Up until 2009, non-employee members of the Board, upon first being elected to the Board, received an initial grant of restricted shares of common stock with a fair market value equal to three times the annual cash retainer amount, or $72,000. These initial grants of restricted stock vest equally over a period of five years, subject to acceleration upon events such as a change of control. Commencing with their second year of service, non-employee directors received annual grants of restricted stock with a fair market value equal to the annual cash retainer amount of $24,000.

Effective in 2010, the Board approved a change to reduce the initial grant of restricted shares equal to three times the annual cash retainer to a value equal to the annual cash retainer of $24,000. Each director with the exception of Mr. Tomarchio who received cash in lieu of the stock grant, received a restricted stock grant of 8,275 shares based on a stock price of $2.90 on May 18, 2010 that vests on May 1, 2011.

Board members are encouraged to own shares of common stock and may elect to convert their annual cash compensation into our common stock at the fair market value of our common stock on the payment date.

Our policies for the compensation of directors are reviewed annually by our Compensation Committee, and any changes in those policies will be approved by the entire Board.

Stock Ownership of Board Members

For information on the beneficial ownership of securities of the Company by directors and executive officers, see “Security Ownership of Directors, Executive Officers, and Certain Beneficial Owners” in Item 12.

 COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  See “Compensation Discussion and Analysis.”

Compensation Committee of the Board of Directors of ATS Corporation

Joel R. Jacks, Chairperson
Kevin S. Flannery
Dr. Anita K. Jones
Peter M. Schulte

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 11, 2011, by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages shown in the following table are based on 22,794,175 shares of common stock outstanding as of February 11, 2011. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. The number of shares beneficially owned by a person includes shares subject to options held by that person that were exercisable as of February 11, 2011 or within 60 days of that date. The shares issuable under those options are treated as if they were outstanding for computing the percentage ownership of the person holding those options but are not treated as if they were outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Unless otherwise indicated, the address of each person owning more than 5% of the outstanding shares of common stock is c/o ATS Corporation, 7925 Jones Branch Drive, McLean, Virginia 22102. The following table sets forth the number of shares of our common stock beneficially owned by the indicated parties. The table is based on information we received from directors, executive officers, and filings made with the SEC.

	Shares Beneficially Owned
Beneficial Owner	Number	Percentage
Beneficial Owners Holding More Than 5%
Osmium Special Situations Fund Ltd. (1)	4,759,780	20.88%
Lampe, Conway and Co., LLC (2)	4,739,315	20.79
Carl Marks & Co. Inc. (3)	3,305,295	14.50
David P. Cohen (4)	2,035,387	8.93
Directors and Executive Officers
Joel R. Jacks (5)	1,394,528	6.12
Peter M. Schulte (6)	1,298,154	5.70
Dr. Edward H. Bersoff (7)	950,000	4.17
Pamela A. Little (8)	347,646	1.52
Edward J. Smith (9)	83,122	*
Kevin S. Flannery (10)	67,659	*
James R. Swartwout (11)	11,275	*
Dr. Anita K. Jones (12)	11,068	*
John A. Hassoun (13)	0	*
All current directors, nominees and current executive officers as a group (9 persons)	4,163,452	18.27%

*	Represents beneficial ownership of less than 1%.

(1)	Based on information contained in a Form 4 filed with the SEC on November 9, 2010. The business address is Canon’s Court, 22 Victoria Street, Hamilton D0 HM11, Bermuda.
(2)
Based on information contained in a Form 4 filed with the SEC on December 15, 2010.  Lampe, Conway & Co., LLC is the investment manager of LC Capital Master Fund, Ltd., which shares voting and dispositive power for 4,408,315 of the total shares. Both Steven G. Lampe and Richard F. Conway, managing members of Lampe, Conway & Co., share voting and dispositive power over the total 4,739,315 shares.  The business address is 680 Fifth Avenue, 12 th Floor, New York, New York 10019-5429.

(3)
Based on information contained in a Schedule 13D/A filed with the SEC on December 14, 2010. Carl Marks & Co., Inc. has sole voting and dispositive power of 500,002 of the total shares and shares voting and dispositive power for 2,805,293 of the total shares. Carl Marks & Co., Inc. is the investment manager of the following entities collectively referred to as the Non-CMCO Reporting Persons, BIC Partners, Andrew M. Boas, Mark L. Claster, Carol A. Boas, Katherine Boas Trust of 2001, Benjamin W. Boas Grantor 2006 Trust, Esther E. Boas Trust, Hallie Boas Trust of 2007, Rebecca Boas Trust of 2008, Jessie Rachel Boas Trust of 2008, Samual Robert Boas Trust of 2008, Daniel C. Claster Grantor Trust, Matthew L. Claster Trust of 2004, Bari Claster Trust, Carolyn G. Marks, Linda Katz, Constance A. Marks, and Nancy A. Marks, owning a total of 2,805,293 shares. Carl Marks & Co., Inc. shares voting and dispositive power for all of the shares owned by the Non-CMCO Reporting Persons. The business address is 900 Third Avenue, 33 rd Floor, New York, New York 10022.

(4)
Based on information contained in a Schedule 13G/A filed with the SEC on February 11, 2009. Of the total beneficial ownership amount of 2,035,387 shares, 842,966 are held by Athena Capital Management, Inc. and 1,192,421 shares are held by Minerva Group, LP. The business address of Mr. Cohen is 50 Monument Road, Suite 201, Bala Cynwyd, Pennsylvania 19004.

(5)
Includes 34,709 restricted shares under the terms of the 2006 Omnibus Incentive Compensation Plan (of which 7,372 have already vested, and 2,086 vest on each May 7 through May 7, 2013; 3,200 vests on each May 5 through May 5, 2014; and 8,275 vest on May 1, 2011).

(6)
Includes 34,709 restricted shares under the terms of the 2006 Omnibus Incentive Compensation Plan (of which 7,372 have already vested, and 2,086 vest on each May 7 through May 7, 2013; 3,200 vest on each May 5 through May 5, 2014; and 8,275 vest on May 1, 2011).

(7)
Includes 265,000 restricted shares under the terms of the 2006 Omnibus Incentive Compensation Plan (of which 210,000 have already vested, 30,000 vest on December 31, 2011; 10,000 vest on January 2, 2012; and 15,000 vest on January 4, 2012).

(8)
Includes 277,000 restricted shares under the terms of the 2006 Omnibus Incentive Compensation Plan (of which 145,500 have already vested, 12,500 vest on May 4, 2011; 14,000 vest on January 2, 2012; 15,000 vest on January 4, 2012; 50,000 vest on January 4, 2013; and 13,333 vest on each January 3, through January 3, 2014, commencing on January 3, 2012). The total amount also includes 45,646 shares purchased per the terms of the Company’s 2007 Employee Stock Purchase Plan and 25,000 shares Ms. Little has the right to acquire beneficial ownership pursuant to the exercise of an option within 60 days of the date of this table. Ms. Little was granted 100,000 options on May 5, 2009, vesting over a four-year period in 25,000 increments.

(9)
Includes 67,586 restricted shares under the terms of the 2006 Omnibus Incentive Compensation Plan (of which 27,097 have already vested, and 6,575 vest on each March 29 through March 29, 2012; 2,086 vest on each May 7 through May 7, 2013; 3,200 vest on each May 5 through May 5, 2014; and 8,275 vest on May 1, 2011).

(10)
Includes 49,417 restricted shares under the terms of the 2006 Omnibus Incentive Compensation Plan (of which 8,228 have already vested, and 8,228 vest on each June 1, through June 1, 2014; and 8,275 vest on May 1, 2011).

(11)	Includes 8,275 restricted shares under the terms of the 2006 Omnibus Incentive Compensation Plan (of which all 8,275 will vest on May 1, 2011).

(12)	Includes 8,275 restricted shares under the terms of the 2006 Omnibus Incentive Compensation Plan (of which all 8,275 will vest on May 1, 2011).
(13)
Mr. Hassoun was granted 50,000 options on September 1, 2010 and 30,000 options on January 3, 2011, each vesting over a four year period in 12,500 and 7,500 increments, respectively;  however, he does not have the right to acquire beneficial ownership pursuant to the exercise of any of these options within 60 days of the date of this table.

Equity Compensation Plan Information

The following table provides a summary of the Company’s two equity plans as of December 31, 2010, both approved by the stockholders.

Name of Plan	Number of Shares Approved	Shares Issued from Vested Restricted Stock, Employee Bonus (1) , Board Compensation (2) and ESPP	Shares Issued From Exercised Options	Shares to Be Issued Upon Vesting of Restricted Stock	Shares to Be Issued Upon Exercise of Outstanding Stock Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2006 Omnibus Incentive Stock Compensation Plan	2,000,000	579,839	12,750	433,402	579,250	$2.96	394,759
2007 Employee Stock Purchase Plan (3)	450,000	347,104					102,896
Total	2,450,000	926,943	12,750	433,402	579,250		497,655

(1)
In December 2007, the Company issued 15,500 Company shares to employees from the 2006 Omnibus Incentive Compensation Plan as an equity-based bonus. The 579,839 share amount includes such 15,500 shares.

(2)
As of May 18, 2010, the Board approved the issuance of common shares for board compensation received in lieu of cash from the 2006 Omnibus Incentive Compensation Plan.  In May of 2010, 35,551 shares were issued to board members for compensation in lieu of cash.  The 579,839 share amount includes such 35,551 shares.

(3)	As of December 8, 2010, the board approved an additional 100,000 shares for the ESPP beginning in fiscal year 2011, per the terms of the evergreen provision for that plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has affirmatively determined that all directors with the exception of Dr. Bersoff are independent directors in accordance with the rules of the SEC and New York Stock Exchange (“NYSE”) Amex director independence requirements. The Nominating and Governance Committee annually reviews the independence of each board nominee, conducts a periodic review of the independence of the other members of the board committees and reports its findings to the full board. Each board committee member qualifies as a non-employee director within the meaning of Rule 16b-3 under the Exchange Act.

For a director to be considered independent, the board must determine that the director does not have any direct or indirect material relationships (including vendor, supplier, consulting, legal, banking, accounting, charitable and family relationship) with us, other than as a director and a stockholder. NYSE Amex listing standards set forth certain circumstances in which a director may not be deemed independent, including certain relationships that exist at the time of the determination or during the prior three years. Under these NYSE Amex listing standards, Dr. Bersoff is not independent because he was an employee of the Company until December 31, 2010.

Certain Relationships and Transactions With Related Persons

The Company does not have a comprehensive written policy for the review, approval or ratification of certain transactions. We review all transactions between us and any of our officers and directors. Our Code of Conduct, which applies to all directors, officers and employees, emphasizes the importance of avoiding situations or transactions in which personal interests interfere with the best interests of us or our stockholders. The Board reviews any transaction with a director to determine, on a case-by-case basis, whether a conflict of interest exists. The Board ensures that all directors voting on such a matter have no interest in the matter and discuss the transaction with counsel as necessary. The Board has delegated the task of discussing, reviewing and approving transactions between us and any of our officers to the Compensation Committee.

 Item 14. Principal Accountant Fees and Services

The independent registered public accounting firm of the Company during the fiscal years ended December 31, 2010 and 2009 was Grant Thornton LLP.  All of Grant Thornton’s fees were approved in advance by the Audit Committee of the Board of Directors. The following table sets forth the fees incurred for services provided by Grant Thornton for the fiscal years ended December 31, 2010 and 2009, respectively.

	2010	2009
Audit fees	$334,395	$321,886
Audit-related fees	16,040	25,875
Tax fees	31,500	30,000
Total	$381,935	$377,761

The following is a description of the services related to the above fees. The Audit Committee has considered whether Grant Thornton’s provision of non-audit services is compatible with maintaining its independence.

Audit Fees.  These are for professional services rendered by Grant Thornton for the audit of our annual consolidated financial statements and the reviews of consolidated financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees.  These are for assurance and related services rendered by Grant Thornton that are reasonably related to the performance of the audit or the reviews of our consolidated financial statements that are not included as audit fees. These services include consultations concerning financial accounting and reporting standards.

Tax Fees.  These are for professional services rendered by Grant Thornton with respect to tax compliance, tax advice, and tax planning. These services include the preparations and review of tax returns and consulting on tax planning matters.

All Other Fees.  These are for services rendered by Grant Thornton that do not meet the above category descriptions.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	Financial Statements

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Operations for the fiscal years ended December 31, 2010 and 2009

(C)	Consolidated Balance Sheets as of December 31, 2010 and 2009

(D)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2010 and 2009

(E)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2010 and 2009

(F)	Notes to Consolidated Financial Statements

(2)	Supplementary Financial Data

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 31, 2010 and 2009.

(b)	Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Description
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

3.1	Second Amended and Restated Certificate of Incorporation dated January 16, 2007 (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed January 19, 2007)
3.2	Amended Bylaws (incorporated by reference to Exhibit 3.1 to a Current Report on Form 8-K filed May 6, 2009)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended, initially filed on May 4, 2005)
10.1	Credit Agreement with Bank of America dated June 4, 2007 (incorporated by reference to Exhibit 10.1 on a Form 8-K filed June 8, 2007)

10.2	Amendment No. 1 to Credit Agreement with Bank of America dated June 29, 2007 (incorporated by reference to Exhibit 10.1 for the Quarterly Report on Form 10-Q filed November 8, 2007)
10.3	Amendment No. 2 to Credit Agreement with Bank of America dated November 9, 2007 (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed November 13, 2007)
10.4	Amendment No. 3 to Credit Agreement with Bank of America dated May 9, 2009 (incorporated by reference to Exhibit 10.1 for the Quarterly Report on Form 10-Q filed May 12, 2009)
10.5	Amended and Restated Credit Agreement with Bank of America, N.A. dated June 1, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 4, 2010)
10.6
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

10.8	ATS Corporation 2006 Omnibus Incentive Compensation Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement filed March 24, 2009)
10.9	ATS Corporation 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Form S-8 filed September 14, 2007)
10.10
Contract dated July 24, 2006, as modified September 29, 2006, under which Advanced Technology Systems, Inc. provides IT contractor support to mission areas under cognizance of the Office of the Secretary of Defense (incorporated by reference to Exhibit 10.11 on a Current Report on Form 8-K filed January 19, 2007)

10.11
Contract, as modified October 2006, between Advanced Technology Systems, Inc. Public Safety Solutions Division and the Metropolitan Nashville Police Department (MNPD) with respect to Advanced Records Management System (ARMS) project (incorporated by reference to Exhibit 10.12 on a Current Report on Form 8-K filed January 19, 2007)

*10.12	Restricted Share Award Agreement with Dr. Edward H. Bersoff dated January 4, 2010
*10.13	Restricted Share Award Agreement with Pamela A. Little dated January 4, 2010
10.14	Employment Agreement with Pamela A. Little dated February 3, 2008 (incorporated by reference to Exhibit 10.1 on a Current Report on Form 8-K filed February 6, 2008)
10.15	Employment Agreement with George Troendle dated August 7, 2008 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on November 7, 2008)
*10.16	Employment Agreement with John Hassoun dated September 2, 2010.
10.17	Employment Agreement with Sidney E. Fuchs, dated March 1, 2010 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed April 28, 2010)
10.18	Agreement with Sidney E. Fuchs dated January 5, 2011 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 7, 2011)
10.19	Non-Executive Chairman Agreement with Dr. Edward H. Bersoff, dated December 15, 2010 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 16, 2010)
10.20
Deed of Lease between West*Group Properties, LLC and ATS Corporation, dated February 11, 2008, for the property located at 7925 Jones Branch Drive, McLean, Virginia 22102 (incorporated by reference to Exhibit 10.1 on a Current Report on Form 8-K filed February 14, 2008)

*10.21	Form of Director Restricted Share Award Agreement

Exhibit Number	Description
*23.1	Consent of Grant Thornton LLP regarding ATS Corporation financial statements for the years ended December 31, 2009 and December 31, 2010
*31.1	Certification of Principal Executive Officers pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15(d)-19(a) of the Securities Exchange Act of 1934, as amended
*32.1	Certification of Principal Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
ATS Corporation

We have audited the accompanying consolidated balance sheets of ATS Corporation (a Delaware corporation) and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATS Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ Grant Thornton LLP

McLean, Virginia
February 17, 2011

ATS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009
Revenue	$116,666,234	$118,658,939
Operating costs and expenses
Direct costs	81,059,072	80,349,485
Selling, general and administrative expenses	22,604,892	25,664,838
Depreciation and amortization	2,540,210	3,038,021
Total operating costs and expenses	106,204,174	109,052,344
Operating income	10,462,060	9,606,595
Other (expense) income
Interest expense, net	(1,157,477)	(2,859,462)
Other income(expense)	1,463,332	(1,438,563)
Income before income taxes	10,767,915	5,308,570
Income tax expense	3,666,741	2,180,727
Net income	$7,101,174	$3,127,843

Weighted average number of shares outstanding
- basic	22,535,493	22,669,066
- dilutive	22,690,774	22,766,840
Basic net income per share	$0.32	0.14
Diluted net income per share	$0.31	0.14

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$65,993	$178,225
Accounts receivable, net	21,219,602	22,497,444
Prepaid expenses and other current assets	696,174	625,231
Income tax receivable, net	61,477	205,339
Restricted cash	1,327,245	1,324,510
Other current assets	25,491	46,057
Deferred income taxes, current	698,521	2,361,611
Total current assets	24,094,503	27,238,417
Property and equipment, net	2,714,164	3,011,621
Goodwill	55,370,011	55,370,011
Intangible assets, net	4,110,470	6,102,798
Other assets	133,314	146,567
Deferred income taxes	1,407,545	1,400,260
Total assets	$87,830,007	$93,269,674
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$21,191,135
Capital leases – current portion	79,572	—
Accounts payable	4,457,781	4,753,800
Other accrued expenses and current liabilities	2,381,941	6,356,896
Accrued salaries and related taxes	2,917,294	4,541,509
Accrued vacation	1,968,226	2,259,538
Deferred revenue	513,653	1,392,457
Deferred rent – current portion	320,498	320,498
Total current liabilities	12,638,965	40,815,833
Long-term debt – net of current portion	14,400,000	—
Capital leases – net of current portion	143,648	—
Deferred rent – net of current portion	2,465,962	2,658,055
Other long-term liabilities	—	5,795
Total liabilities	29,648,575	43,479,683
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock $.0001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $0.0001 par value, 100,000,000 shares authorized, 31,561,486 and 31,235,696 shares issued, respectively	3,156	3,124
Additional paid-in capital	132,803,839	131,702,488
Treasury stock, at cost, 8,897,893 and 8,745,893 shares, respectively	(31,663,758)	(31,209,118)
Accumulated deficit	(42,961,805)	(50,062,979)
Other comprehensive loss (net of $400,571 tax effect)	—	(643,524)
Total shareholders’ equity	58,181,432	49,789,991
Total liabilities and shareholders’ equity	$87,830,007	$93,269,674

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash flows from operating activities
Net income	$7,101,174	$3,127,843

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,540,210	3,038,021
Non-cash interest (income) expense SWAP agreement	(354,020)	354,020
Employee stock-based compensation	748,409	654,572
Directors’ fees paid in equity	103,098	113,735
Deferred income taxes	1,237,633	(767,726)
Deferred rent	(192,093)	(243,140)
Gain on disposal of equipment	(8,722)	(61,437)
Reduction in notes payable from acquisition	(495,000)	—
Provision for bad debt	974,203	1,150,993
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	303,639	5,620,210
Prepaid expenses and other current assets	(70,943)	(87,258)
Restricted cash	(2,735)	(7,980)
Other assets	34,026	218,044
Accounts payable	(296,021)	(795,938)
Other accrued expenses and accrued liabilities	(2,576,840)	284,253
Accrued salaries and related taxes	(1,624,215)	1,541,932
Accrued vacation	(291,312)	38,672
Income taxes payable and receivable, net	161,463	(961,207)
Other current liabilities	(878,804)	(352,895)
Other long-term liabilities	(5,795)	5,794
Net cash provided by operating activities	$6,407,355	$12,870,508
Cash flows from investing activities
Purchase of property and equipment	(9,074)	(135,414)
Proceeds from release of escrows	—	3,758,637
Proceeds from disposals of equipment	10,000	61,437
Net cash provided by (used in) investing activities	$926	$3,684,660

Cash flows from financing activities
Borrowings on line of credit	69,814,288	65,880,794
Payments on line of credit	(74,102,523)	(79,747,617)
Issuance of notes payable	—	139,176
Payments on notes payable	(2,007,900)	(2,157,108)
Payments on capital leases	(19,614)	(87,079)
Proceeds from exercise of stock options	19,588	—
Proceeds from stock issued pursuant to Employee Stock Purchase Plan	230,288	167,180
Payments to repurchase treasury stock	(454,640)	(937,111)
Net cash used in financing activities	$(6,520,513)	$(16,741,765)

Net decrease of cash	$(112,232)	$(186,597)

Cash and cash equivalents, beginning of period	178,225	364,822
Cash and cash equivalents, end of period	$65,993	$178,225

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$2,289,228	$3,926,398
Income tax refunds	$23,977	$25,971
Interest paid	$1,972,402	$2,280,525
Interest received	$305,461	$49,978

Non-cash investing activities:
Equipment financed under capital leases	$242,834	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated (Deficit)	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance – January 1, 2009	30,867,304	$3,087	$130,767,038	(8,342,755)	$(30,272,007)	$(53,190,822)	$(1,395,840)	$45,911,456
Stock-based compensation re: stock options and restricted shares			654,560					654,560
Stock-based compensation re: directors fees	73,474	7	113,740					113,747
Common stock issued re: vested restricted shares	170,426	17	(17)					—
Common stock issued re: ESPP	124,492	13	167,167					167,180
Net Income						3,127,843		3,127,843
Purchase of treasury shares				(403,138)	(937,111)			(937,111)
Change in fair value of interest rate swap agreement, net of tax							752,316	752,316
Balance – December 31, 2009	31,235,696	$3,124	$131,702,488	(8,745,893)	$(31,209,118)	$(50,062,979)	$(643,524)	$49,789,991
Stock-based compensation re: stock options and restricted shares			748,409					748,409
Stock-based compensation re: directors fees	35,551	4	103,094					103,098
Common stock issued re: vested restricted shares	180,358	17	(17)					—
Common stock issued re: ESPP	97,131	10	230,278					230,288
Exercised stock options	12,750	1	19,587					19,588
Net Income						7,101,174		7,101,174
Purchase of treasury shares				(152,000)	(454,640)			(454,640)
Change in fair value of interest rate swap agreement, net of tax							643,524	643,524
Balance – December 31, 2010	31,561,486	$3,156	$132,803,839	(8,897,893)	$(31,663,758)	$(42,961,805)	$—	$58,181,432

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended December 31,
	2010	2009
Net income	$7,101,174	$3,127,843
Change in fair value of interest rate swap agreements	643,524	752,316
Comprehensive income	$7,744,698	$3,880,159

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

 Note 2 — Summary of Significant Accounting Policies

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The actual results could differ from those estimates. Significant management estimates include amounts estimated for costs to complete fixed-price contracts, the amortization period for long-lived intangible assets, recoverability of long-lived assets, reserves for accounts receivable, the determination of the fair values for certain intangible assets, and share-based payments, loss contingencies, and the valuation of deferred income taxes.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company’s revenue is derived from primarily three different types of contractual arrangements: time-and-materials contracts, fixed-price contracts and, to a lesser extent, cost-plus-fee contracts. Revenue on time-and-material contracts is recognized based on the actual hours performed at the contracted billable rates for services provided, plus materials cost for products delivered to the customer, and costs incurred on behalf of the customer. Revenue on fixed-price contracts is recognized ratably over the period of performance or on percentage-of-completion depending on the facts and circumstances of the contract. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance. The Company did not have any cost-plus-fee contracts in 2009, but did have one for 2010.

The Company’s fixed price contracts are either maintenance and support services based or require some level of customization. Revenue is recognized ratably over the contract period for maintenance and support contracts. In accordance with ASC 985, Software, 605, “Revenue Recognition,” for certain of the Company’s fixed-price-completion contracts that involve software design, customization, or integration, management applies contract accounting pursuant to the provisions of ASC 985-605-35, “Revenue Recognition – Construction and Production-type Contracts.” Revenue for such arrangements is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs.

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

On federal government contracts, the Company allocates costs to contracts consistent with the federal procurement regulations. The direct and selling, general and administrative costs associated with these contracts are subject to government audit by DCAA or other cognizant audit agencies. The incurred cost audits have been completed through October 31, 2005 without significant adjustment. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet performed. The Company’s management performs periodic reviews with the program managers to assess contract performance. If an adjustment is necessary to a previous estimate, the change is normally recorded in the current period earnings.

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

Allowance for Doubtful Accounts

An allowance for bad debt against billed accounts receivable is established by the Company based on experience and information available regarding collectability of receivables. Since the majority of the Company’s receivables result from services provided to the U.S. government, the Company believes the credit risk to be relatively low.. When the balance of an accounts receivable is determined to be uncollectible after exercising all means of collection, the receivable balances are written-off.

Operating Cost and Expenses

Direct costs consist of all directly-related contract costs, including compensation costs for personnel, material cost and any other direct costs. Also appropriate selling, general and administrative costs are applied to employee direct labor, subcontractor direct labor and material costs and included as direct costs. Selling, general and administrative expenses include executive, administrative and business development labor costs, indirect expenses related to the performance of these functions, and allocations for fringe benefits cost. Depreciation and amortization include the costs associated with the systematic expensing of the Company’s fixed assets, as well as the amortization of the intangible assets.

Stock Compensation

Under the fair value recognition provisions of ASC 718, Stock Compensation, the Company recognizes stock-based compensation based upon the fair value of the stock-based awards using the Black-Scholes option pricing model and taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. Restricted stock units are valued based on the grant date fair value of a share of common stock and are expensed on a straight line basis over the vesting period of the award.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities, when purchased, of three months or less to be cash equivalents.

Fair Value of Financial Instruments

ASC Topic 825-10-65, “Financial Instruments” requires disclosure about the fair value of financial instruments. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at December 31, 2010 due to their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the price that would be paid to buy or sell an asset or liability between market participants in an orderly transaction. The fair value amount is based on pricing assumptions that would be made by market participants. In general, fair value is based on observable quoted market prices or data if available. If market prices or data are not available, valuation models are used.

The inputs used to valuate financial instruments are categorized into three levels. Level 1 inputs are quoted market prices of identical financial instruments in an active market. Level 2 inputs are either quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted market prices that are observable, and inputs derived from or supported by observable market data. Level 3 inputs are derived using valuation models in which observable inputs reflect the reporting entity’s assumptions about the assumptions of market participants that would be used in pricing the asset or liability.

The carrying value of our debt approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at December 31, 2010.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with ASC 815, “Derivatives and Hedging”. Accordingly, derivatives are recognized as either assets or liabilities in the consolidated balance sheet, and gains and losses are recognized based on changes in the fair values. The Company recognizes gains and losses on derivatives designated or deemed to be an effective hedge, net of tax, in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. As an offset to gains or losses recognized in comprehensive income a gross asset or liability is recognized, as well as an appropriate deferred tax liability or asset. To the extent that the hedging relationship is ineffective, the ineffective portion of the change in the fair value is recorded to operations. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and its resulting designation. From time to time the Company will enter into an interest rate SWAP agreement as a hedge to its variable rate debt. The Company uses the change in variable cash flow method to measure the effectiveness of such hedging instrument.

Credit Risk

Management believes that credit risk related to the Company’s accounts receivable is limited since the majority of balances outstanding are with agencies of the U.S. government or U.S. government sponsored organizations. The Company has established a “bad debt” allowance of approximately $154 thousand dollars as an adequate reserve for this risk.

Financial Statements Reclassifications

Certain amounts on the prior period financial statements and related notes have been reclassified to conform to the current presentation.
-	Amortization of Intangibles and Depreciation & amortization which were identified separately in the 2009 consolidated statement of cash flows have been combined in the 2010 statement;
-	Stock-based compensation shown in the 2009 consolidated statement of cash flows has been split into Employee stock-based compensation and Director’s fees paid in equity in the 2010 statement;
-	Non-cash interest related to the variable interest rate SWAP agreement was combined with Accounts Payable in the 2009 consolidated statement of cash flows, is shown separately in the 2010 statement.

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

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. ASC 350 establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and indefinite lived intangible assets acquired in a purchase business combination are not amortized, but rather tested for impairment on an annual basis and at an interim date in the event of a triggering event.

The estimated fair value of identified definitive-lived intangible assets is amortized over the estimated useful life of the related intangible asset. The Company has a process pursuant to which it typically retains a third-party valuation specialist to assist with management’s analysis in determining the fair values and useful lives of identified intangible assets. The Company evaluates these assets for impairment when events occur that suggest a possible impairment. Such events could include, but are not limited to, the loss of a significant client or contract, decreases in federal government appropriations or funding for specific programs or contracts, or other similar events. We determine impairment of goodwill by comparing the carrying value of the reporting unit to the net present value of its future net cash flows. If an impairment occurs, we will record an impairment charge equal to the difference between the carrying value of the reporting unit and its estimated enterprise fair value based on level 2 inputs such as quoted prices on similar assets or liabilities or other observable market price data such as stock price, interest rates and yield curves, which is a level 2 input under the fair value guidance. See Note 8.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Long-Lived Assets (Excluding Goodwill)

In accordance with the provisions of ASC 350-05 in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization, the Company reviews the assets for impairment. If circumstances indicate the carrying value of the asset may not be fully recoverable, an impairment loss is recognized at that time, with a related reduction in the carrying value of the asset is recorded. No events have occurred that would indicate impairment in 2010 or 2009. See Note 9.

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, and gains and losses that under US GAAP are included in comprehensive income, but excluded from the determination of net income. The element within other comprehensive income, net of tax, represents the change in the fair value of interest rate swap accounted for as a cash flow hedge. As of December 31, 2009, the accumulated other comprehensive loss, net of income tax effects, was $643,524, related to the change in the fair value of the interest rate swap. The SWAP agreement was terminated in 2010, and the remaining amount related to the SWAP in other comprehensive income was recognized in earnings.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, obligations, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim can be reasonably estimated.

Income Per Share

Basic and diluted net income per share information is presented in accordance with ASC 260, “Earnings Per Share” (ASC 260). Basic income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding, which includes common stock equivalents. Common stock equivalents are excluded from a calculation of diluted income per share if the impact would be anti-dilutive. The Company’s common stock equivalents include stock options, restricted stock units, and warrants. The diluted weighted average shares outstanding for the year ended December 31, 2009 excluded unvested restricted shares, warrants and stock options to purchase approximately 2,941,129 shares of the Company’s common stock because such common stock equivalents had an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. The diluted weighted average shares outstanding for the year ended December 31, 2010 excluded unvested restricted shares, stock options to purchase approximately 514,558 shares because such common stock equivalents had an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. Information regarding the weighted average number of basic and diluted shares is presented in Note 13.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Recent Accounting Pronouncements

ASU 2009-13 & ASU 2009-14: In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance. ASU 2009-13 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, 25, “Multiple-Element Arrangements” (formerly EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”), as follows: modifies criteria used to separate elements in a multiple-element arrangement, introduces the concept of “best estimate of selling price” for determining the selling price of a deliverable, establishes a hierarchy of evidence for determining the selling price of a deliverable, requires use of the relative selling price method and prohibits use of the residual method to allocate arrangement consideration among units of accounting, and expands the disclosure requirements for all multiple-element arrangements within the scope of ASC 605-25. The Company does not expect this ASU to have a material impact on its revenue recognition for our fiscal year beginning January 1, 2011.

ASU 2009-14 amends the scope of ASC 985, Software, 605, “Revenue Recognition” (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU 2009-13. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC 250, Accounting Changes and Error Corrections. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. The Company does not expect this ASU to have a material impact on its revenue recognition for our fiscal year beginning January 1, 2011.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605). ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The Company does not expect this ASU to have a material impact on its revenue recognition for our fiscal year beginning January 1, 2011.

Note 4 — Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2010	2009
Billed receivables	$17,926,139	$19,559,013
Unbilled receivables:
Amounts billable	775,767	112,300
Revenues recorded in excess of milestone billings on fixed-price contracts	2,611,320	3,474,459
Retainage	42,640	29,557
Other receivables	18,129	65,965
Total accounts receivable	21,373,995	23,241,294
Allowance for doubtful accounts	(154,393)	(743,850)
Accounts receivable, net	$21,219,602	$22,497,444

Billed receivables represent amounts that have either been invoiced on time and material contracts or milestones which have been achieved and invoiced on fixed price contracts.

Unbilled receivables include $2.6 million associated with fixed price contracts with specific milestone billing requirements. These fixed priced contracts have established milestone billing schedules for the duration of the contract. The balance of the unbilled receivables is $0.8 million, representing accruals associated with differences between customer and ATSC billing schedules which will be billed with 30 days. The retainage is associated with U.S. Coast Guard contracts which require that the Company retain approximately 4% of the invoiced amounts until the period of performance is attained or the deliverable is achieved. All unbilled retainage amounts are expected to be billed in 2011 and are classified as current assets in accordance with industry practice.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance for doubtful accounts is management’s estimate for a prudent reserve against these receivables.

Note 5 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2010	December 31, 2009
Insurance	$253,083	$191,793
Rent	151,362	148,242
Maintenance agreements	120,009	48,770
Subscriptions and memberships	81,269	105,551
Finance charges	6,250	70,269
Other	84,201	60,606
Total prepaid expenses and other current assets	$696,174	$625,231

Note 6 — Property and Equipment

Property and equipment consisted of the following:

	December 31, 2010	December 31, 2009
Equipment and furniture	$2,212,763	$2,487,981
Leasehold improvements	2,047,175	2,194,659
Property held under capital leases	275,033	—
Property and equipment, at cost	4,534,971	4,682,640
Less accumulated depreciation and amortization	(1,775,117)	(1,671,019)
Less accumulated amortization of property held under capital leases	(45,690)	—
Total property and equipment, net	$2,714,164	$3,011,621

Depreciation and amortization of fixed assets was $547,882 for the year ended December 31, 2010 and $836,133 for the year ended December 31, 2009. Accumulated depreciation for property held under capital leases at December 31, 2010 was $45,690.

Note 7 — Deferred Rent

Deferred rent represents the liability associated with the 10 year lease on the Company’s headquarters in McLean, Virginia. The most significant components of deferred rent include a tenant improvement allowance, the original basis of which was $3.2 million, and rent escalations. The buildout cost is being amortized over the 10 year life of the lease. The straight-line rent amortization is the sum of the difference between a monthly rent payment and the monthly rent expense of an operating lease that contains escalated payments in future periods.

	December 31, 2010	Change During 2010	December 31, 2009
Build-out	$2,377,000	$(321,000)	$2,698,000
Straight-line rent amortization	409,000	128,000	281,000
Totals	$2,786,000	$(193,000)	$2,979,000

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Goodwill

As of December 31, 2010, there was $55.4 million in goodwill recorded. The cost basis of the goodwill that is deductible for income tax purposes is approximately $12.8 million as of December 31, 2010.

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business acquisitions. In accordance with ASC 350, goodwill must be recorded at the reporting unit level. Reporting units are defined as an operating segment or one level below an operating segment. The Company operates as one segment and one reporting unit. ASC 350 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.

The Company performs its annual impairment tests during the third quarter of each year. As a result of such analysis in 2009 and 2010, the Company concluded that the estimated fair value of the Company exceeded its carrying value.

	2010	2009
Goodwill	$107,600,685	$107,600,685
Cumulative impairment adjustments	(48,820,588)	(48,820,588)
Cumulative other adjustments	(3,410,086)	(3,410,086)
Balance December 31	$55,370,011	$55,370,011

Following the impairment and adjustments related to post-acquisition expenses, goodwill at December 31, 2009 and December 31, 2010 was:

Balance, January 1, 2009	$59,128,648
Other Adjustments	(3,758,637)
Balance, December 31, 2009	$55,370,011
Other Adjustments	—
Balance, December 31, 2010	$55,370,011

During 2009, the Company recorded an approximate $3.8 million reduction to goodwill reflecting the amount awarded from escrow as a result of a working capital adjustment in the ATSI acquisition.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Intangible Assets

Intangible assets represent the customer contracts and backlog resulting from the acquisitions as follows:

	December 31, 2010	December 31, 2009
Customer contracts and relationships	$8,235,000	$8,235,000
Marketing and technology	1,112,286	1,112,286
Intangible assets	9,347,286	9,347,286
Less accumulated amortization	(5,236,816)	(3,244,488)
Total intangible assets, net	$4,110,470	$6,102,798

Intangible assets subject to amortization were evaluated as follows:

Assets	Weighted- Average Amortization Period	Carrying Amount as of December 31, 2010	Amortization 2010	Adjusted Carrying Amount as of December 31, 2009
Customer-related intangible assets	53 mos.	$3,884,436	$(1,864,528)	$5,748,964
Marketing-related intangible assets	38 mos.	82,667	(49,600)	132,267
Technology-related intangible assets	60 mos.	143,367	(78,200)	221,567
Totals	52 mos.	$4,110,470	$(1,992,328)	$6,102,798

The combined weighted average amortization period of all intangible assets is scheduled below.

Basis for Amortization	Asset Value	Remaining Life
Customer contracts and relationships	$8,235,000	25 mos.
Marketing and technology	1,112,286	21 mos.
Total	$9,347,286

The intangible assets are amortized over periods ranging from 38 to 60 months. Amortization expense for the years ended December 31, 2010 and 2009 was approximately $2.0 million and $2.2 million, respectively. Expected amortization expense for each of the fiscal years through December 31, 2013 is as follows:

Fiscal Year Ended	Amount
December 31, 2011	$1,992,331
December 31, 2012	1,962,762
December 31, 2013	155,377
Total	$4,110,470

Note 10 — Restricted Cash

The Company is required to maintain $1,200,000 on deposit with a financial institution to support a bonding requirement for one of ATSI’s state contracts. Such amount including interest earned is reflected in restricted cash in the accompanying 2010 consolidated balance sheet. The performance under this contract was completed in 2010, and the customer is testing the product, after which the bond will be released and the deposit refunded.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Debt

Debt consisted of the following:

	December 31, 2010	December 31, 2009
Bank Financing	$14,400,000	$18,688,235
Notes payable	—	2,502,900
Total long-term debt	$14,400,000	$21,191,135
Less current portion	—	(21,191,135)
Long-term debt, net of current portion	$14,400,000	$—

At September 30, 2010, the aggregate maturities of our debt were as follows:

Years Ending December 31,
2010	$—
2011	—
2012	—
2013	14,400,000
Total long-term debt	$14,400,000

Bank Financing

On June 1, 2010, the Company, as Borrower, entered into an amended and restated credit agreement related to its previous credit facility with Bank of America, N.A., as Administrative Agent, and other various lender parties (the “Amended Credit Agreement”).  The Amended Credit Agreement provides for a base credit limit of $30 million with the capability to increase the aggregate commitment amount of the facility an additional $25 million, assuming no event of default exists as defined in the agreement. This effectively increases the maximum availability under the credit facility from $50 million to $55 million. The term of the credit facility has been extended an additional three years with a maturity in June 2013.  Borrowings under the facility are subject to compliance with covenants including an asset coverage ratio, leverage ratio, and a fixed charge ratio. Borrowings bear interest at rates based on 30-day LIBOR plus applicable margins based on a leverage ratio as determined quarterly.  The Amended Credit Agreement adjusted the applicable margins charged on the outstanding borrowings from a range of 2.0% to 3.5% to a range of 2.0% to 3.0% based on the leverage ratio. The fee for the unused portion of the facility ranges from .25% to .35% based on the leverage ratio compared to the previous rates of .20% to ..375%. The covenants for the minimum fixed charge coverage ratio were adjusted slightly from 1.3:1 to 1.5:1 while the other financial covenants remained the same. The Amended Credit Agreement provides a basket for stock repurchase not to exceed $3.0 million in any period of twelve consecutive months, and total consideration for acquisitions in any twelve-month period greater than $20 million will require lender approval. As of December 31, 2010, the facility’s outstanding debt balance was $14.4 million. The Company had an interest rate swap agreement in place to hedge its exposure on its variable rate debt. The effective rate on the variable rate debt, taking into consideration the swap agreement, was 8.64% for the year ended December 31, 2010. The swap was terminated on September 30, 2010. Without the swap, the effective interest rate for the fourth quarter of 2010 was 3.88%. The maximum availability under the facility at December 31, 2010 was $21.2 million, of which the Company has $14.4 million outstanding.

The Company was in compliance with its loan covenant agreements as of December 31, 2010.

In order to manage interest rate fluctuation exposure on bank debt, the Company entered into an interest rate swap agreement with Bank of America, N.A. (“Bank of America”) on November 9, 2007 providing the Company an ability to eliminate the variability of interest expense based on $35 million of floating rate debt. The purpose of the derivative instrument was to hedge cash flows and was not entered into for trading purposes. The Company recorded cash payments and receipts related to its interest rate swap as adjustments to interest expense and as a component of operating cash flow.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Historically the Company accounted for its interest rate swap agreement as a cash flow hedge. The fair value of the interest rate swap was based on the net present value of its net projected cash flows, which are a level 2 input under ASC 820-25. On September 30, 2010, the Company terminated the swap arrangement resulting in an early payment in the amount of $375,000, the remaining balance of the swap liability, in accordance with the terms of the agreement. Accordingly, the fair value of the interest rate swap was reduced to zero at September 30, 2010.  Since the Company had previously recognized interest expense in 2009 and 2010 relating to the swap ineffectiveness, the effect of terminating the swap resulted in $0 in interest income for the three months ended December 31, 2010 and $217,156 for the nine months ended September 30, 2010, respectively, net of tax expense. The related deferred tax asset and other comprehensive income were reduced to zero as well. The fair value of the interest rate swap was $0 and $1,398,115 and reflected in other accrued expenses and current liabilities, as of December 31, 2010 and December 31, 2009, respectively.

Cash Flow Hedge	Balances December 31, 2010	Changes During Year	Effectiveness Entry	Balances December 31, 2009
Deferred income tax	$—	$(349,981)	$(136,864)	$400,571
Other long-term liability	—	885,141	354,020	(1,044,095)
Other comprehensive loss	—	(535,160)	(217,156)	643,524
Total	$—	$—	$—	$—

For the year ended December 31, 2010, the effective interest rate on the outstanding borrowings under the facility, taking into account the SWAP agreement, was 8.46%. Without the swap, the effective interest rate for the fourth quarter of 2010 was 3.88%.

Notes Payable

Seller notes from acquisitions in previous years were paid in full during 2010. Therefore the Company does not have any notes payable outstanding as of December 31, 2010 other than its credit facility.

Note 12 — Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consisted of the following:

	December 31, 2010	December 31, 2009
Bank overdraft	$1,172,424	$1,989,189
Loss contingency	—	1,500,000
Swap liability	—	1,398,115
Accrued expenses	1,101,556	987,375
Accrued interest expense	30,409	183,118
Contract loss reserves	—	52,416
Other	77,552	246,683
Total other accrued expenses and current liabilities	$2,381,941	$6,356,896

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Income Per Share

Income per share and the weighted average common shares are calculated as follows:

	ATS Corporation
	Years Ended December 31,
	2010	2009
Net Income	$7,101,174	$3,127,843

Weighted average number of basic shares outstanding during the period	22,535,493	22,669,066
Dilutive effect of shares from assumed conversion of options, and restricted stock	155,281	97,774
Weighted average number of dilutive shares outstanding during the period	22,690,774	22,766,840
Basic net income per share	$0.32	$0.14
Diluted net income per share	$0.31	$0.14

The weighted average shares outstanding for the year ended December 31, 2010 excluded stock options to purchase approximately 514,558 shares because such common stock equivalents had an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. Weighted average shares outstanding for the year ended December 31, 2009 excluded warrants and stock options to purchase approximately 2,941,129 shares because such common stock equivalents had an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stock Plans and Stock-Based Compensation

Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. A summary of the components of stock-based compensation expense and related income tax benefits recognized during the years ended December 31, 2010 and 2009 is as follows:

	Years Ended December 31,
	2010	2009
Stock-based compensation included in selling & general administrative expenses
Non-qualified stock option expense	$96,234	$143,153
Restricted stock expense	652,175	511,407
Stock grants to directors in lieu of cash	103,098	113,747
Total stock-based compensation expense	$851,507	$768,307
Related recognized tax benefit	(220,444)	(185,770)
Total after-tax stock-based compensation expense	$631,063	$582,537

The fair value of options granted during the years ended December 31, 2010 and December 31, 2009 have been estimated as of the date of grant using the Black-Scholes option pricing model with the following range or weighted average assumptions:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected dividend yield	—%	—%
Expected volatility	66.8-70.6%	55.3-80.4%
Risk free interest rate	1.58-2.5%	1.42%
Expected life of options	6.25 years	6.25 years
Forfeiture rate	4.25%	4.25%

Expected volatility is calculated based on the historical experience of the Company’s stock price.

On January 12, 2008, the stockholders of the Company approved the ATS Corporation 2006 Omnibus Incentive Compensation Plan (the “Plan”). Under the Plan, the Company reserved 1.5 million shares of the Company’s common stock for issuance to employees and directors through incentive stock options, or non-qualified stock options or through restricted stock units. During the year ended December 31, 2010, the Company issued 158,000 stock options and 226,200 shares of restricted stock. The stock options have vesting periods of up to four years. During the year ended December 31, 2010, 142,000 options vested, of which 23,875 vested options were forfeited after termination of employment. In total, 183,375 unvested options were forfeited in 2010.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stock Plans and Stock-Based Compensation – (continued)

A summary of the stock option activity is presented below:

(In Thousands, Except Share and Per Share Data)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2009	394,500	$3.16	9.0	$—
Options granted	332,000	1.52		302,160
Options forfeited	(88,500)	2.39	—	39,245
Options outstanding, December 31, 2009	638,000	$2.41	9.6	310,655
Options granted	158,000	2.83		4,500
Options exercised	(12,750)	1.54	—	19,143
Options forfeited	(204,000)	2.32	—	131,013
Options outstanding, December 31, 2010	579,250	$2.57	8.1	310,655

Options exercisable at December 31, 2010	203,625	$2.96	7.2	$92,475

Options outstanding as of December 31, 2010 were:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted- average Remaining Life in Years	Weighted- average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted- average Exercise Price	Aggregate Intrinsic Value
$1.40	10,000	8.0	$1.40	$13,500	2,500	$1.40	$3,375
1.50	170,750	8.3	1.50	213,438	43,250	1.50	54,063
2.15	108,500	7.4	2.15	65,100	55,750	2.15	33,450
2.23	5,000	8.7	2.23	2,600	1,250	2.23	650
2.50	15,000	9.0	2.50	3,750	3,750	2.50	938
2.80	50,000	9.7	2.80	—	—	—	—
2.90	93,000	9.3	2.90	—	—	—	—
3.40	20,000	7.0	3.40	—	15,000	3.40	—
3.50	27,500	6.9	3.50	—	22,500	3.50	—
3.67	15,000	6.8	3.67	—	11,250	3.67	—
3.75	4,500	6.5	3.75	—	3,375	3.75	—
4.88	60,000	6.2	4.88	—	45,000	4.88	—
	579,250	8.1	$2.41	$298,388	203,625	$2.96	$92,476

The weighted average grant date fair value of options granted during the years ended December 31, 2010 and 2009 were $2.66 and $0.94, respectively. As of December 31, 2010, there was approximately $394,000 of unrecognized compensation expense, to be recognized over a weighted-average period of 1.6 years. The fair value of options vested during the years ended December 31, 2010 and 2009 was approximately $169,000 and $113,000, respectively.

Pursuant to the Plan, during the year ended December 31, 2010, the Company granted 226,200 restricted shares valued at $0.6 million to certain employees and directors. The stock price range was from $2.45 to $3.04 per share. Such shares vest ratably over a one to five-year period. During 2010, 180,362 shares from current and previous years vested.

In addition to employee based stock compensation the directors have the option to be paid their fees in stock or cash. Director fees paid in the form of stock during 2010 and 2009 amounted to $103,098 and $113,747, respectively.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stock Plans and Stock-Based Compensation  – (continued)

A summary of the activity of the Company’s restricted shares is presented below:

Nonvested Restricted Stock	No. of Shares	Weighted-average Grant-Date Fair Value
Nonvested at January 1, 2009	407,865	$3.38
Granted	263,142	1.49
Vested	(170,427)	3.08
Forfeited	(37,594)	3.28
Nonvested at December 31, 2009	462,986	$2.42
Granted	226,200	2.74
Vested	(180,362)	2.90
Forfeited	(105,428)	1.84
Nonvested at December 31, 2010	403,396	$2.54

There was $0.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the Plan as of December 31, 2010. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the year ended December 31, 2010 was $522,316.

Stock Purchase Plan

On July 24, 2007, the Company adopted an employee stock purchase program with a commencement date of October 1, 2007. The program is officially called the 2007 Employee Stock Purchase Plan (the “ESPP”). The Company initially reserved an aggregate of 150,000 shares of Common Stock exclusively for issuance under the ESPP. Under the ESPP eligible employees may acquire shares of the Company’s common stock at periodic intervals, namely four month offering periods (the “Offering Periods”) during which payroll deductions are made and shares are subsequently purchased at a discount. The ESPP was approved by our shareholders at the May 7, 2008 annual meeting. As of December 31, 2010, 347,104 shares had been issued under the ESPP at a weighted average price per share of $1.93.  Of these shares, 97,131 were purchased by the employees at a weighted average price per share of $2.37 during the twelve months ended December 31, 2010.

The number of shares of common stock authorized under the ESPP is subject to an automatic annual increase on the first day of the Company’s fiscal year by an amount equal to the lesser of (i) 100,000 shares, (ii) 1% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Accordingly, the Board increased the number of shares authorized under the ESPP by 100,000 for fiscal years 2009 and 2010.

Note 15 — Common Stock

The Company had 2,980,175 warrants outstanding on January 1, 2009, which related to its initial public offering. Such warrants expired unexercised on October 19, 2009.

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

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Common Stock  – (continued)

The Company repurchased approximately 403,000 shares of common stock for approximately $937,000 during the year ended December 31, 2009 as part of the repurchase program and 152,000 share of common stock for approximately $455,000 during the year ended December 31, 2010.

Note 16 — Income Taxes

In accordance with ASC 740-10 the Company applies a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has no uncertain tax positions requiring de-recognition.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company, or its subsidiary, files income tax returns in the U.S. federal jurisdiction and various states. For income tax returns filed by us, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2007, although carry forward tax attributes that were generated prior to 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. It is the Company’s policy to recognize interest and penalties related to income tax matters in penalty expense. For both the years ended December 31, 2010 and 2009, there were less than $15,000 interest and penalties associated with state and local tax filings.

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2010	2009
Current:
Federal	$2,004,409	$2,429,396
State and local	424,700	519,057
Total current	2,429,109	2,948,453
Deferred:
Federal	1,094,472	(684,898)
State and local	143,160	(82,828)
Total deferred	1,237,632	(767,726)
Total income tax expense	$3,666,741	$2,180,727

The income tax expense differs from the amounts computed by applying the statutory U.S. income tax rate of 34% as a result of the following:

	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
Expected tax expense computed at the federal rate	$3,660,958	$1,804,914	34.0%	34.0%
(Not includable) nondeductible items	(477,644)	(46,885)	(4.4)%	(0.8)%
Adjustment for prior-year taxes	(2,376)	180,881	0.0%	3.4%
State and local taxes, net of federal	477,363	235,586	4.4%	4.4%
Other	8,440	6,231	0.1%	0.1%
Total income tax expense (benefit)	$3,666,741	$2,180,727	34.1%	41.1%

The includable item for 2010 relates to approximately $1.0 million from the release of escrows as a result of settling the arbitration with the former shareholders of ATSI.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant deferred tax assets (liability) are presented below:

	As of December 31,
	2010	2009
Deferred tax assets:
Reserves and accruals	$730,068	$1,854,709
Goodwill	1,370,146	1,831,086
Stock-based compensation	99,524	77,336
Deferred rent	1,070,926	1,144,891
Capital loss carry forward	—	140,750
Net operating loss carry forward	297,567	327,364
Start up costs	366,896	400,298
Other	—	537,445
Total deferred tax assets	3,395,127	6,313,879
Valuation allowance	—	(140,750)
Total deferred tax assets net of valuation allowance	3,935,127	6,173,129
Deferred tax liabilities:
Fixed assets	(994,526)	(1,010,184)
Intangible assets	(566,112)	(1,244,739)
Prepaid expenses	(206,987)	(156,335)
481A Election adjustment	(61,436)
Total deferred tax liabilities	(1,829,061)	(2,411,258)
Net deferred tax asset	$2,106,066	$3,761,871

As our operations continue to be profitable, we expect to have taxable income in 2010 and in future periods that will enable us to fully utilize our deferred tax assets.

As of December 31, 2010, the Company had federal net operating loss carry forwards for tax purposes of approximately $0.8 million. These net operating loss carry forwards are limited by certain tax laws and are deductible ratably through 2020, although they begin to expire in 2010.

Note 17 — Market Segments and Significant Customers

Gross revenue after any prompt pay discounts by customer sector was as follows:

	Year Ended December 31,
($ in Thousands)	2010		2009
Federal civilian agencies	$55,329	47.4%	$55,636	46.9%
Department of Defense	31,687	27.2%	37,407	31.5%
Government sponsored enterprises	15,457	13.3%	11,665	9.8%
Commercial and other	12,301	10.5%	10,823	9.2%
State & local government	1,892	1.6%	3,128	2.6%
Total	$116,666	100.0%	$118,659	100.0%

Although ATSI views itself as having several markets, it operates in a single homogenous reporting segment. Financial information is reviewed and evaluated by the chief operating decision maker on a consolidated basis relating to the single reporting segment.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 18 — Retirement Savings Plan

The Company has a qualified 401(k) retirement plan (“401(k) Plan”) that was funded by contributions from the Company and the full-time employees who elect to participate in the plan. The employer contributions are 50% of employee contributions, up to 3% of an employee’s gross salary. The employer contributions to the 401(k) Plan for the years ended December 31, 2010 and 2009 were $1,157,846 and $1,381,712, respectively. Employer contributions vest immediately.

Note 19 — Commitments & Contingencies

Employment Agreements

Effective January 31, 2011, Sidney Fuchs left the Company’s employ. Pursuant to the terms of his employment agreement effective April 5, 2010 and as amended on January 5, 2011, Mr. Fuchs will receive payments totaling $607,500, representing eighteen months’ base salary and eligibility to continue health benefits for a period of eighteen months. Following the termination date, Mr. Fuchs will also receive his bonus for fiscal 2010 under our Annual Incentive Bonus Plan in an amount determined to be $79,102. Furthermore, 60,000 unvested restricted shares held by Mr. Fuchs vested and 40,000 unvested stock options held by Mr. Fuchs vested, totaling 100,000 shares. Mr. Fuchs’ employment agreement also included a six month non-competition period and a two-year non-solicitation obligation.

Effective February 1, 2011, Pamela Little serves as a Co-Chief Executive Officer and Chief Financial Officer and has an employment agreement with the Company which provides for base compensation and termination benefits.

Effective February 1, 2011, John Hassoun serves as a Co-Chief Executive Officer. Mr. Hassoun joined the Company as Senior Vice President of Federal Programs on September 1, 2010. At that time the Company entered into an employment agreement with Mr. Hassoun which provides for base compensation and termination benefits.

The Company is party to a chairman agreement (the "Agreement") with Dr. Bersoff, pursuant to which he will serve as the Company's Non-Executive Chairman of the Board of Directors until the later of June 30, 2012 or the Company's 2012 annual stockholders' meeting (or any earlier change in control of the Company). The terms of the Agreement provide for (i) monthly payments of $13,333.33, paid quarterly, (ii) eligibility to receive future equity award grants comparable to other members of the Board, and (iii) health insurance consistent with that of Company executives through the termination date. The Agreement also provides for a post termination eighteen-month non-solicitation and non-competition term.

In addition, the Company has entered into employment agreements with certain key employees that provide for severance payments in the event of termination.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Commitments & Contingencies – (continued)

Leases

The Company leases office space and certain equipment under various operating and capital leases. Rent expense on certain leases containing fixed escalations or other lease incentives is recognized on a straight line basis over the term of each lease. The leases expire in at various dates through May 2018. As of December 31, 2010, future minimum lease payments due under these leases are as follows:

Year	Capital Leases	Facility Rent	Subtotal Commitments	Sublease Income	Net Lease Payments
2011	$87,986	$1,822,489	$1,910,475	$30,181	$1,880,294
2012	87,986	1,751,653	1,839,639	—	1,839,639
2013	65,989	1,788,782	1,854,771	—	1,854,771
2014	—	1,833,502	1,833,502	—	1,833,502
2015 and thereafter	—	6,611,289	6,611,289	—	6,611,289
Total	$241,961	$13,807,715	$14,049,676	$30,181	$14,019,495
Less interest	(18,741)
Net capital leases	223,220
Less current portion, net	(79,572)
Long-term capital leases	143,648

Rent expense was approximately $2,330,000 and $3,216,000, for the years ended December 31, 2010 and 2009, respectively.

Legal Proceedings

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

The Company was a defendant in Maximus, Inc. vs. Advanced Technology Systems, Inc., in the Connecticut Superior Court, Complex Litigation Docket. The lawsuit regarded breach of contract and other claims related to a subcontract between Maximus and ATSI associated with a prime contract between Maximus and the State of Connecticut. The case was filed in August 2007. On April 6, 2010, a settlement agreement was signed between Maximus and the Company. In accordance with the terms of the settlement, the Company paid Maximus $1.5 million in return for a full release. The Company had fully accrued the $1.5 million settlement liability as of December 31, 2009.

Based on the claims asserted in the Maximus lawsuit, we made an indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction in which the Company (then Federal Services Acquisition Corporation) acquired ATSI. This indemnification demand of $1.25 million was paid in August 2010 and is included in other income in the consolidated statement of operations for the year ended December 31, 2010.

The Company also received $0.5 million in settlement of a claim with the former owners of Number Six Software (“NSS”) relating to working capital balances delivered at acquisition.

ATS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Summarized Quarterly Financial Information (Unaudited)

The table below sets forth selected unaudited quarterly condensed financial operating results of the Company for the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010
	First	Second	Third	Fourth
Revenue	$30,511,983	$29,246,328	$29,246,619	$27,661,304
Operating expenses	28,459,670	27,048,632	26,519,999	24,175,873
Income from operations	$2,052,313	$2,197,696	$2,726,620	$3,485,431
Other income (expense)	(321,155)	(352,995)	1,067,931	(87,926)
Provision for income taxes	(624,590)	(707,675)	(1,131,537)	(1,202,939)
Net income (loss)	$1,106,568	$1,137,026	$2,663,014	$2,194,566
Basic earnings per share	$0.05	$0.05	$0.12	$0.10
Diluted earnings per share	$0.05	$0.05	$0.12	$0.10
Weighted-average shares outstanding:
Basic	22,536,486	22,472,993	22,540,904	22,590,930
Diluted	22,742,880	22,590,474	22,627,723	22,751,169

	Year Ended December 31, 2009
	First	Second	Third	Fourth
Revenue	$27,156,514	$30,266,809	$32,074,434	$29,161,182
Operating expenses	25,472,379	27,546,164	28,204,114	27,829,687
Income from operations	$1,684,135	$2,720,645	$3,870,320	$1,331,495
Other income (expense)	(774,080)	(792,604)	(537,705)	(2,193,636)
Provision for income (tax expense) benefit	(484,466)	(756,253)	(1,340,816)	400,808
Net income (loss)	$425,589	$1,171,788	$1,991,799	$(461,333)
Basic earnings per share	$0.02	$0.05	$0.09	$(0.02)
Diluted earnings per share	$0.02	$0.05	$0.09	$(0.02)
Weighted-average shares outstanding:
Basic	22,542,200	22,660,767	22,741,726	22,728,722
Diluted	22,542,200	22,660,767	22,846,549	22,890,749

Note 21 — Subsequent Events

The Board of Directors has begun a process to evaluate strategic alternatives for the Company. There can be no assurance that the review of strategic alternatives will result in the Company pursuing any particular transaction, or, if it pursues any such transaction, that it will be completed. President and Chief Executive Officer Sidney E. Fuchs, who joined the Company during 2010 as its Chief Operating Officer, decided to depart from the Company effective January 31, 2011. Executive Vice President and Chief Financial Officer Pamela A. Little and Senior Vice President John Hassoun have become Co-Chief Executive Officers, with Ms. Little having primary responsibility for financial and administrative aspects of the Company's affairs and Mr. Hassoun having primary responsibility for operational matters, such as pursuit and execution of contracts.

ATS CORPORATION

Item 15(a) 2. Supplementary Financial Data

Schedule II — Valuation and Qualifying Accounts for fiscal years ended December 31, 2010 and 2009.

	Balance at Beginning of Period	Additions at Cost	Deductions	Other Changes	Balance at End of Period
2010
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$743,850	$974,203	$(1,563,660)	$—	$154,393
Deferred Tax Asset Valuation Allowance	$140,733	$—	$—	$(140,733)	$—
2009
Reserves deducted from assets to which they apply:
Allowances for doubtful accounts	$770,988	$1,150,993	$(1,178,131)	$—	$743,850
Deferred Tax Asset Valuation Allowance	$140,733	$—	$—	$—	$140,733

Deductions for bad debt write-off related to a contract with a local government agency accounted for $1,336,423, or 85% of the deductions for 2010. Deductions for bad debt write-offs associated with Number Six Software, Inc. accounted for $654,011, or 56% of the deductions for 2009. These were included in the claim against the former NSS shareholders, net of associated tax benefits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATS CORPORATION

	By:	/s/ Pamela A. Little
Pamela A. Little
Co-Chief Executive Officer and Chief Financial Officer
February 17, 2011	By:	/s/ John A. Hassoun
John A. Hassoun
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Edward H. Bersoff	Chairman	February 17, 2011
Dr. Edward H. Bersoff
/s/ Pamela A. Little	Co-Chief Executive Officer and Chief Financial Officer	February 17, 2011
Pamela A. Little
/s/ John A. Hassoun	Co-Chief Executive Officer	February 17, 2011
John A. Hassoun
/s/ Kevin Flannery	Director	February 17, 2011
Kevin Flannery
/s/ Joel R. Jacks	Director	February 17, 2011
Joel R. Jacks
/s/ Anita Jones	Director	February 17, 2011
Dr. Anita Jones
/s/ Peter M. Schulte	Director	February 17, 2011
Peter M. Schulte
/s/ Edward J. Smith	Director	February 17, 2011
Edward J. Smith
/s/ James R. Swartwout	Director	February 17, 2011
James R. Swartwout