Form 10-Q
period 2011-03-31
ATS CORP
filed 2011-05-16
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

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
Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of May 12, 2011 was 22,922,508.

ATS CORPORATION

ATS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (unaudited)	December 31, 2010 (audited)

ASSETS
Current assets
Cash and cash equivalents	$55,698	$65,993
Restricted cash	1,327,472	1,327,245
Accounts receivable, net	18,614,263	21,219,602
Prepaid expenses and other current assets	540,085	696,174
Income taxes receivable, net	—	61,477
Other current assets	25,989	25,491
Deferred income taxes, current	1,158,849	698,521

Total current assets	21,722,356	24,094,503

Property and equipment, net	2,573,778	2,714,164
Goodwill	55,370,011	55,370,011
Intangible assets, net	3,612,389	4,110,470
Other assets	133,314	133,314
Deferred income taxes	1,413,878	1,407,545

Total assets	$84,825,726	$87,830,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Capital leases – current portion	$80,023	$79,572
Accounts payable	4,482,980	4,457,781
Other accrued expenses and current liabilities	971,933	2,381,941
Accrued salaries and related taxes	2,794,095	2,917,294
Accrued vacation	2,271,598	1,968,226
Income taxes payable, net	306,364	—
Deferred revenue	611,337	513,653
Deferred rent – current portion	320,498	320,498

Total current liabilities	11,838,828	12,638,965

Long-term debt – net of current portion	11,437,598	14,400,000
Capital leases – net of current portion	123,473	143,648
Deferred rent – net of current portion	2,413,676	2,465,962
Other long-term liabilities	171,541	—

Total liabilities	25,985,116	29,648,575

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.0001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $0.0001 par value, 100,000,000 shares authorized, 31,698,643 and 31,314,745 shares issued, and 22,800,750 and 22,416,852 shares outstanding	3,170	3,156
Additional paid-in capital	133,280,907	132,803,839
Treasury stock, at cost, 8,897,893 shares held	(31,663,758)	(31,663,758)
Accumulated deficit	(42,779,709)	(42,961,805)

Total stockholders’ equity	58,840,610	58,181,432

Total liabilities and stockholders’ equity	$84,825,726	$87,830,007

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2011 (unaudited)	2010 (unaudited)
Revenue	$24,828,826	$30,511,983

Operating costs and expenses
Direct costs	17,902,967	21,415,612
Selling, general and administrative expenses	5,925,768	6,403,221
Depreciation and amortization	638,468	640,837
Total operating costs and expenses	24,467,203	28,459,670

Operating income	361,623	2,052,313

Other (expense) income
Interest, net	(64,664)	(821,155)
Other income	—	500,000

Income before income taxes	296,959	1,731,158

Income tax expense	114,863	624,590

Net income	$182,096	$1,106,568

Weighted average number of shares outstanding
—basic	22,764,305	22,536,486
—diluted	22,995,786	22,742,880

Net income per share
—basic	$0.01	$0.05
—diluted	$0.01	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months Ended March 31,
	2011 (unaudited)	2010 (unaudited)
Cash flows from operating activities
Net income	$182,096	$1,106,568
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	638,468	640,837
Non-cash other income from claim settlement	—	(495,000)
Non-cash interest expense SWAP agreement	—	328,766
Stock-based compensation	372,910	162,492
Deferred income taxes	(466,661)	(405,254)
Deferred rent	(52,286)	(42,055)
Gain on disposal of equipment	—	(5,000)
Provision for bad debt	(42,707)	495,422

Changes in assets and liabilities:
Accounts receivable	2,648,046	1,554,554
Prepaid expenses	156,089	176,557
Restricted cash	(227)	(138)
Other assets	(498)	(5,114)
Accounts payable	25,199	365,864
Other accrued expenses and accrued liabilities	(1,410,008)	(1,480,020)
Accrued salaries and related taxes	(123,199)	(1,045,862)
Accrued vacation	303,372	239,608
Income taxes payable and receivable, net	401,304	1,031,400
Other current liabilities	97,684	(579,001)
Other long-term liabilities	171,541	—

Net cash provided by operating activities	2,901,123	2,044,624

Cash flows from investing activities
Purchase of property and equipment	—	(9,074)
Proceeds from disposals of equipment	—	5,000

Net cash provided by investing activities	—	(4,074)

Cash flows from financing activities
Borrowings on line of credit	14,338,707	18,916,849
Payments on line of credit	(17,301,109)	(19,539,208)
Payments on notes payable	—	(1,078,390)
Payments on capital leases	(19,724)	—
Proceeds from stock issued pursuant to Employee Stock Purchase Plan	70,708	71,527
Payments to repurchase treasury stock	—	(454,640)

Net cash used in financing activities	(2,911,418)	(2,083,862)

Net decrease in cash	(10,295)	(43,312)

Cash, beginning of period	65,993	178,225

Cash, end of period	$55,698	$134,913

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$99,000	$—
Income tax refunds	2,019	1,128
Interest paid	82,401	518,127
Interest received	8,622	8,080

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

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). These statements include all adjustments considered necessary by management to present a fair statement of the consolidated balance sheets, results of operations, and cash flows. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those instructions, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2010 Annual Report on Form 10-K. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Financial Statement Reclassifications – Certain amounts on the prior period financial statements and related notes have been reclassified to conform to the current presentation.  Specifically, accrued interest, which had been identified separately in 2010 on the Consolidated Statement of Cash Flows, has been combined with “Other accrued expenses and accrued liabilities”.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

ASU 2009-13 & ASU 2009-14: In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance. ASU 2009-13 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, 25, “Multiple-Element Arrangements” (formerly EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”), as follows: modifies criteria used to separate elements in a multiple-element arrangement, introduces the concept of “best estimate of selling price” for determining the selling price of a deliverable, establishes a hierarchy of evidence for determining the selling price of a deliverable, requires use of the relative selling price method and prohibits use of the residual method to allocate arrangement consideration among units of accounting, and expands the disclosure requirements for all multiple-element arrangements within the scope of ASC 605-25. This ASU was effective for the Company beginning January 1, 2011, and applies to arrangements made as of that date. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

ASU 2009-14 amends the scope of ASC 985, Software, 605, “Revenue Recognition” (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU 2009-13. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC 250, Accounting Changes and Error Corrections. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. This ASU was effective for the Company beginning January 1, 2011, and applies to arrangements beginning such date. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605). ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. This ASU was effective for the Company beginning January 1, 2011, and applies to arrangements beginning such date. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

NOTE 3 — RESTRICTED CASH

The Company is required to maintain $1.2 million on deposit with a financial institution to support a bonding requirement for one of the ATSI state contracts. This amount, and accumulated interest of $127,472 and $127,245 earned thereon as of March 31, 2011 and December 31, 2010, respectively, is reflected in restricted cash in the accompanying consolidated balance sheets. We expect the performance under this contract to be completed in late 2011 or early 2012, whereby the bond will be released and the deposit refunded.

NOTE 4 — ACCOUNTS RECEIVABLE

Total accounts receivable consisted of the following:

	March 31, 2011	December 31, 2010
Billed receivables	$15,348,016	$17,926,139
Unbilled receivables:
Revenues recorded in excess of milestone billings on fixed-price contracts	3,313,465	3,429,728
Retainage	57,313	18,129
Total accounts receivable	$18,718,794	$21,373,996
Allowance for doubtful accounts	(104,531)	(154,393)
Total accounts receivable, net	$18,614,263	$21,219,602

NOTE 6 — STOCK PLANS AND STOCK-BASED COMPENSATION

Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. A summary of the components of the stock-based compensation expense and related income tax benefits recognized during the three-month periods ended March 31, 2011 and 2010 were as follows:

Stock-based compensation included in selling & general administrative expenses	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Non-qualified stock option expense	$106,000	$46,000
Restricted stock expense	271,000	130,000
Forfeitures in excess of estimate	(4,000)	(14,000)
Total stock-based compensation expense	$373,000	$162,000
Related recognized tax (benefit) cost	(41,000)	4,000
Total after-tax stock-based compensation expense	$332,000	$166,000

Stock Options - A total of 60,000 stock options were granted during the three-month period ended March 31, 2011. A total of 15,000 stock options were granted during the three-month period ended March 31, 2010.  The fair values of options granted during the three-month periods ended March 31, 2011 and March 31, 2010 have been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Options Granted January 3, 2011	Options Granted January 4, 2010
Expected dividend yield	—%	—%
Expected volatility	66.8%	80.4%
Risk free interest rate	1.6%	2.5%
Expected life of options	6.3 years	6.3 years
Forfeiture rate	4.25%	4.25%
Options granted	60,000	15,000

The average fair value per option granted during the three months ended March 31, 2011 was $1.38. As of March 31, 2011, there was $484,981 of unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.5 years. The table below provides stock option information for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-the-Money Options
Options outstanding at January 1, 2011	579,250	$2.57	8.1	$298,388	(1)
Options granted	60,000	2.80	9.8	102,600	(2)
Options forfeited	(16,125)	2.61	—	—
Options outstanding at March 31, 2011	623,125	2.59	8.0	1,215,881	(2)
Options exercisable at March 31, 2011	249,875	3.05	7.3	386,568	(2)

(1)      Intrinsic value represents the excess of the closing stock price on the last trading day of the preceding period, which was $2.75 as of December 31, 2010, over the exercise price, multiplied by the number of options.
(2)      Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $4.51 as of March 31, 2011, over the exercise price, multiplied by the number of options.

The following table summarizes information about the stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- average Remaining Life in Years	Weighted- average Exercise Price	Number Exercisable	Weighted- average Exercise Price
$1.40	10,000	7.8	$1.40	5,000	$1.40
1.50	166,625	8.1	1.50	42,500	1.50
2.15	104,000	7.2	2.15	52,750	2.15
2.23	5,000	8.5	2.23	1,250	2.23
2.50	15,000	8.7	2.50	3,750	2.50
2.80	110,000	9.6	2.80	—	—
2.90	93,000	9.1	2.90	40,000	2.90
3.40	20,000	6.7	3.40	15,000	3.40
3.50	20,000	6.6	3.50	15,000	3.50
3.67	15,000	6.5	3.67	11,250	3.67
3.75	4,500	6.3	3.75	3,375	3.75
4.88	60,000	5.9	4.88	60,000	4.88
	623,125	8.0	2.59	249,875	3.05

Restricted Shares – Pursuant to the 2006 Omnibus Incentive Compensation Plan, during the three-month period ended March 31, 2011, the Company granted 40,000 restricted shares valued at an aggregate of $112,000. The 40,000 restricted shares vest ratably over three years. The table below provides additional restricted share information for the three months ended March 31, 2011:

	No. of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	403,397	$2.54
Granted	40,000	2.80
Vested	(110,575)	2.61
Unvested at March 31, 2011	332,822	2.54

NOTE 7 — EMPLOYEE STOCK PURCHASE PLAN

On July 24, 2007, the Company adopted an employee stock purchase plan with a commencement date of October 1, 2007. The program is officially called the 2007 Employee Stock Purchase Plan (the “ESPP”). The Company initially reserved an aggregate of 150,000 shares of common stock exclusively for issuance under the ESPP. Under the ESPP eligible employees may acquire shares of the Company’s common stock at periodic intervals, namely four month offering periods (the “Offering Periods”) during which payroll deductions are made and shares are subsequently purchased at a 5 percent discount. The ESPP was approved by our shareholders at our May 7, 2008 annual meeting.

The number of shares of common stock authorized under the ESPP is subject to an automatic annual increase on the first day of the Company’s fiscal year by an amount equal to the lesser of (i) 100,000 shares, (ii) 1% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Accordingly, the Board increased the number of shares authorized under the ESPP by 100,000 shares for fiscal years 2010 and 2011.

The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, is considered non-compensatory under ASC 718, Stock Compensation. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of March 31, 2011, participants had purchased 373,686 shares since the inception of the ESPP at a weighted average price per share of $1.98. During the three months ended March 31, 2011, 26,582 shares were purchased at an average price per share of $2.66.

NOTE 8 — EARNINGS (LOSS) PER SHARE

Basic and diluted net income per share information is presented in accordance with ASC 260, “Earnings Per Share” (ASC 260). Basic income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding, which includes common stock equivalents. Common stock equivalents are excluded from a calculation of diluted income per share if the impact would be anti-dilutive. The Company’s common stock equivalents include stock options and restricted stock units. The diluted weighted average shares outstanding for the three months ended March 31, 2010 excluded unvested restricted shares and stock options to purchase approximately 487,499 shares of the Company’s common stock because such common stock equivalents had an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. The diluted weighted average shares outstanding for the three months ended March 31, 2011 excluded unvested restricted shares and stock options to purchase approximately 487,499 shares because such common stock equivalents had an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive.

The chart below shows the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
Net income	$182,096	$1,106,568

Weighted average number of basic shares outstanding during the period	22,764,305	22,536,486
Dilutive effect of stock options and restricted shares after application of the treasury stock method	231,481	206,394
Weighted average number of diluted shares outstanding during the period	22,995,786	22,742,880

Basic earnings per share	$0.01	$0.05
Diluted earnings per share	$0.01	$0.05

Shares outstanding during the three months ended March 31, 2010 reflect the repurchase of 152,000 shares of ATSC common stock for approximately $455,000 pursuant to the share repurchase program approved by the Company’s Board of Directors on February 17, 2009. No stock was repurchased during the three months ended March 31, 2011.

NOTE 9 — SEGMENT ACCOUNTING

Although ATSI views itself as having several markets, it operates in a single homogenous reporting segment. Financial information is reviewed and evaluated by the co-chief executive officers on a consolidated basis relating to the single reporting segment.

NOTE 10 — GOODWILL VALUATION

Goodwill represents the excess of purchase price over fair value of net assets of businesses acquired. Other purchased intangible assets include the fair value of items such as customer contracts, backlog and customer relationships. ASC Topic 350, Intangibles, Goodwill and Other (ASC 350), establishes financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment on an annual basis or at an interim date in the event of a triggering event. Purchased intangible assets with a definite useful life are amortized on a straight-line basis over their estimated useful lives.

The Company evaluates goodwill for impairment annually in the third fiscal quarter or more frequently depending on specific events or when evidence of potential impairment exists.  For purposes of this testing, management concluded that there is only one reporting unit. The Company’s testing approach utilizes a fair value approach to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value exceeds the estimated fair value of the business, an impairment would be required to be reported. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in general market conditions impacting the price of our common stock may indicate potential impairment of recorded goodwill.

Management’s testing performed in 2010 concluded that goodwill was not impaired.  Also, Management has concluded that there were no triggering events that would indicate an impairment during the quarter ended March 31, 2011. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

NOTE 11 — INTANGIBLE ASSETS

Intangible assets represent the customer contracts and backlog resulting from the acquisitions as follows:

	March 31, 2011	December 31, 2010
Customer contracts and relationships	$8,235,000	$8,235,000
Marketing and technology	1,112,286	1,112,286
Intangible assets	9,347,286	9,347,286
Less accumulated amortization	(5,734,897)	(5,236,816)
Total intangible assets, net	$3,612,389	$4,110,470

Intangible assets subject to amortization were evaluated as follows:

Assets	Weighted- Average Amortization Period	Carrying Amount as of March 31, 2011	Amortization 2011	Carrying Amount as of December 31, 2010
Customer-related intangible assets	53 mos.	$3,418,305	$(466,131)	$3,884,436
Marketing-related intangible assets	38 mos.	70,267	(12,400)	82,667
Technology-related intangible assets	60 mos.	123,817	(19,550)	143,367
Totals	52 mos.	$3,612,389	$(498,081)	$4,110,470

The combined weighted average remaining amortization period of all intangible assets is scheduled below.

Basis for Amortization	Asset Value	Remaining Life
Customer contracts and relationships	$8,235,000	22 mos.
Marketing and technology	1,112,286	18 mos.
Total	$9,347,286

Expected amortization expense for each of the fiscal years through December 31, 2013 is as follows:

Fiscal Year Ended	Amount
December 31, 2011	$1,494,250
December 31, 2012	1,962,762
December 31, 2013	155,377
Total	$3,612,389

NOTE 12 — LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. Management currently believes that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 13 — DEBT

Bank Financing

On June 1, 2010, the Company, as Borrower, entered into an amended and restated credit agreement related to its credit facility with Bank of America, N.A., as Administrative Agent, and other various lender parties (the “Amended Credit Agreement”).  The Amended Credit Agreement provides for a base credit limit of $30 million with the capability to increase the aggregate commitment amount of the facility an additional $25 million, assuming no event of default exists as defined in the Amended Credit Agreement. This effectively increases the maximum availability under the credit facility from $50 million to $55 million. The term of the credit facility has been extended an additional three years with a maturity in June 2013.  Borrowings under the facility are subject to compliance with covenants including an asset coverage ratio, leverage ratio, and a fixed charge ratio. Borrowings bear interest at rates based on 30-day LIBOR plus applicable margins based on a leverage ratio as determined quarterly.  The Amended Credit Agreement adjusted the applicable margins charged on the outstanding borrowings from a range of 2.0% to 3.5% to a range of 2.0% to 3.0% based on the leverage ratio. The fee for the unused portion of the facility ranges from .25% to .35% based on the leverage ratio compared to the previous rates of .20% to .375%. The covenants for the minimum fixed charge coverage ratio were adjusted slightly from 1.3:1 to 1.5:1 while the other financial covenants remained the same. The Amended Credit Agreement provides a basket for stock repurchase not to exceed $3.0 million in any period of twelve consecutive months, and total consideration for acquisitions in any twelve-month period greater than $20 million will require lender approval. As of March 31, 2011, the facility’s outstanding debt balance was $11.4 million. The effective rate on the variable rate debt was 2.25% for the three months ended March 31, 2011. The maximum availability under the facility at March 31, 2011 was $18.6 million.

The Company was in compliance with its loan covenants as of March 31, 2011.

At March 31, 2011, the aggregate maturities of our debt were as follows:

Years Ending December 31,
2011	$—
2012	—
2013	11,437,598
Total long-term debt	$11,437,598

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

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 1A. Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

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

For the three-month periods ended March 31, 2011 and 2010, we generated revenue from the following mix of customers:

	Three months Ended March 31, 2011		Three months Ended March 31, 2010
	(in thousands)		(in thousands)
Federal civilian agencies	$12,998	52.4%	$15,238	49.9%
Defense and homeland security	6,393	25.7%	8,881	29.1%
Commercial	3,013	12.1%	2,937	9.6%
Government-sponsored entity	2,425	9.8%	3,456	11.3%
Totals	$24,829	100.0%	$30,512	100.0%

Our largest clients during the three months ended March 31, 2011 were the following:

	Three months Ended March 31, 2011		Three months Ended March 31, 2010
	(in thousands)		(in thousands)
U.S. Department of Housing & Urban Development	$4,751	19.1%	$6,763	22.2%
Pension Benefit Guaranty Corporation	2,777	11.2%	3,102	10.2%
Fannie Mae	2,399	9.7%	3,393	11.1%
Defense Technology Security Administration	2,180	8.8%	2,249	7.4%
Defense Logistics Agency	940	3.8%	2,246	7.4%

We derive substantially all of our revenue from providing professional and technical services. We generate this revenue from contracts with various payment arrangements, including time-and-materials contracts, fixed-price contracts and cost-plus-fee contracts. We recognize revenue on time-and-materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred. We recognize revenue on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated cost. However, if the contract is primarily for services being provided over a specified period of time, for example, maintenance service arrangements, we recognize revenue on a straight-line basis over the term of the contract. Revenue on cost-plus-fee contracts are recognized based on actual direct costs plus the applicable burdens per the Company’s provisional overhead rate submission.  These provisional overhead rates are adjusted to actual at year end. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated:

	Three months Ended March 31, 2011		Three months Ended March 31, 2010
Time-and-materials	$13,292,000	53.5%	$20,485,000	67.1%
Fixed-price	10,628,000	42.8%	10,027,000	32.9%
Cost-plus-fixed-fee	909,000	3.7%	—	—
Totals	$24,829,000	100.0%	$30,512,000	100.0%

The increase in fixed-price contracts reflects the general industry trend toward fixed-price contract vehicles. The Company has successfully won several re-competes as fixed-price contracts which had previously been time-and-materials. In addition, one re-compete was awarded as a cost-plus-fixed-fee contract.

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company’s revenue historically is derived from primarily three previously mentioned contract types. Revenue on time-and-material contracts is recognized based on the actual hours performed at the contracted billable rates for services provided, plus materials’ cost for products delivered to the customer, and costs incurred on behalf of the customer. Revenue on fixed-price contracts is recognized ratably over the period of performance or on the percentage-of-completion method depending on the nature of services to be provided under the contract which are either maintenance and support services based or require some level of customization. For contracts that involve software design, customization, or integration, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs. Provisions for anticipated contract losses are recognized at the time they become known.   Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-plus-fee contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance.

We derived some of our revenue from contracts for which we were the prime contractor and some of our revenue as subcontractors to other prime contractors as follows:

	Three months Ended March 31, 2011		Three months Ended March 31, 2010
Prime contracts	$20,266,000	81.6%	$25,352,000	83.1%
Subcontracts	4,563,000	18.4%	5,160,000	16.9%
Totals	$24,829,000	100.0%	$30,512,000	100.0%

Our most significant expense is direct costs, which consists primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of March 31, 2011, we had 401 employees who worked on our contracts, excluding sub-contractors, which augment Company staff as required.

General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, sales and marketing personnel, and costs associated with marketing and bidding on future projects, unassigned consulting personnel, personnel training, occupancy costs, travel and all other corporate costs.

Goodwill Valuation

See Note 10.

Contract Backlog

Total backlog at March 31, 2011 was approximately $222 million. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded indefinite delivery indefinite quantity (“IDIQ”) orders.

On April 1, 2011 the Company was awarded a $46 million contract, which is not included in the backlog at March 31, 2011, and is fully described under Recent Events below.

 The following table summarizes our contract backlog at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011	December 31, 2010
Backlog:
Funded	$31,582,530	$36,666,667
Unfunded	190,505,157	199,466,494
Total backlog	$222,087,687	$236,133,161

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring in 2017. New orders of $10.8 million were awarded during the three-month period ending March 31, 2011, the most significant awards being a $4.8 million award on the Army R&R IDIQ contract and additional tasking at Fannie Mae of $4.4 million.

We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are awarded. Our estimate of the portion of the backlog as of March 31, 2011 from which we expect to recognize revenue during fiscal year 2011 is likely to change because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control.

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

During the three months ended March 31, 2011 we recorded expenses of approximately $1.1 million in severance pay and $0.1 million related to the Company’s strategic evaluation, as described below under Recent Events. During the three months ended March 31, 2010, we recorded other income of approximately $0.5 million associated with the adjustment of seller notes related to the acquisition of Number Six Software (“NSS”).  These items have been reflected below in our presentation of adjusted EBITDA.

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Net income	$182,096	$1,106,568
Adjustments:
Depreciation	140,386	142,756
Amortization of intangibles	498,082	498,081
Interest, net	64,664	821,155
Taxes	114,863	624,590
EBITDA	$1,000,091	$3,193,150
Net settlements	—	(495,000)
Severance	1,072,414	—
Strategic expenses	94,200	—
Adjusted EBITDA	$2,166,705	$2,698,150

Recent Events

On January 7, 2011, the Company announced that its Board of Directors has begun a process to evaluate strategic alternatives for the Company. There can be no assurance that the review of strategic alternatives will result in the Company pursuing any particular transaction, or, if it pursues any such transaction, that it will be completed.

On April 1, 2011 the U.S. Department of Housing and Urban Development (“HUD”) awarded ATSC a five year $46 million IT services award for the Single Family Computerized Homes Underwriting System (“CHUMS”) and Federal Housing Administration (“FHA”) connection.  This contract represents a continuation of the Company’s application systems support to HUD on these critical systems as well as allows the Company to participate in the FHA transformation initiative.

Results of Operations (unaudited)

Results of operations for the three-month periods ended March 31, 2011 and March 31, 2010 are presented below.

The following table sets forth certain financial data as dollars and as a percentage of revenue:

	For the Three Months Ended March 31, 2011%		For the Three Months Ended March 31, 2010%
Revenue	$24,828,826		$30,511,983

Operating costs and expenses
Direct costs	17,902,967	72.1%	21,415,612	70.2%
Selling, general and administrative expenses	5,925,768	23.9%	6,403,221	21.0%
Depreciation and amortization	638,468	2.6%	640,837	2.1%

Total operating costs and expenses	24,467,203	98.5%	28,459,670	93.3%

Operating income	361,623	1.5%	2,052,313	6.7%

Other income (expense)
Interest, net	(64,664)	(0.3%)	(821,155)	(2.7%)
Other income	—	0.0%	500,000	1.6%

Income before income taxes	296,959	1.2%	1,731,158	5.7%

Income tax expense	114,863	0.5%	624,590	2.0%

Net Income	$182,096	0.7%	$1,106,568	3.6%

Weighted average number of shares outstanding
—basic	22,764,305		22,536,486
—diluted	22,995,786		22,742,880

Net income per share
—basic	$0.01		$0.05
—diluted	$0.01		$0.05

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010.

Revenue – Revenue decreased by $5.7 million, or 18.6%, to $24.8 million for the three months ended March 31, 2011.

Three Months Ended March 31,	2011	2010	Decrease
	(in thousands)	(in thousands)
Revenue
Federal Civilian Agencies	$12,998	$15,238	$(2,240)
Defense and homeland security	6,393	8,881	(2,488)
Commercial	3,013	2,937	76
Government Sponsored Entity	2,425	3,456	(1,031)
Total Revenue	$24,829	$30,512	$(5,683)

The Continuing Resolution and related US government budget uncertainties have had an overall unfavorable impact on the revenue derived from our federal business in the first quarter of 2011.  Revenue from federal civilian agencies decreased by $2.2 million from 2010 levels or 14.7% as a result of delayed funding on awarded development contracts and revenue reductions related to reduced scope on some recompeted contracts, coupled with approximately $1.0 million of revenue recognized in the first quarter of 2010 as a result of an unusually high volume of development tasking by the HUD customer and an increase in revenue recognition for improved efficiencies on the performance of fixed price development tasks.   Revenue from defense and homeland security customers was affected by the loss of a contract with the Defense Logistics Agency in September 2010 which had generated $1.1 million of revenue in the first quarter of 2010, and also by a reduction in the usage of a U.S. Air Force contract vehicle by a U.S. Army customer due to Department of Defense budget prioritizations.  The Government Sponsored Entity decrease of $1.0 million or 29.8% to $2.4 million in the first quarter of 2011 from $3.4 million in the same period in 2010 was due to a temporary decrease in staffing placements at Fannie Mae as a result of late or delayed project starts.

Direct costs – Direct costs were $17.9 million or 72.1% of revenue in the first quarter 2011 compared to $21.4 million or 70.2% of revenue for the same period in 2010.  Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and other direct costs. Other direct costs are incurred in response to specific client tasks and may vary from period to period. The detail comparison of the direct cost components for the three months ended March 31, 2011 and March 31, 2010 are presented below.   The reduction in direct cost is directly attributable to the decrease in revenues for the three months ended March 31, 2011.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Increase (Decrease)
	(in thousands)%		(in thousands)%		(in thousands)%
Direct labor and fringe benefits	$11,915	48.0%	$14,325	46.9%	$(2,410)	(16.8%)
Subcontractors	4,899	19.7%	5,478	18.0%	(579)	(10.6%)
Other direct costs	1,089	4.4%	1,613	5.3%	(524)	(32.5%)
Total direct costs	$17,903	72.1%	$21,416	70.2%	$(3,513)	(16.4%)

Selling, general and administrative (“SG&A”) expenses – The components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses.  Expenses for the three months ended March 31, 2011 and March 31, 2010 were $5.9 million and $6.4 million, respectively.  For the three months ended March 31, 2011 and March 31, 2010 SG&A expenses as a percentage of revenue were 23.9% and 21.0%, respectively.  The SG&A for the three months ended March 31, 2011 included an extraordinary item in the amount of $1.1 million related to severance costs including those of our former CEO, Sidney Fuchs.  When adjusted for the $1.1 million the SG&A was $4.8 million or 19.3 % of revenue for the three months ended March 31, 2011 as compared to 21.0% in 2010.

Depreciation and amortization – Depreciation and amortization expense were $0.6 million for each of the quarters ended March 31, 2011 and March 31, 2010.

Interest, net – The net interest expense was $0.1 million and $0.8 million for the three-months ended March 31, 2011 and March 31, 2010, respectively. This decrease of $0.7 million in net interest expense was attributable to the retirement of the variable rate SWAP agreement in September 2010 that ATSC had entered into in November 2007.

Our average outstanding debt balance for the quarter ended March 31, 2011 was $13.2 million compared to $18.5 million for the quarter ended March 31, 2010.

Income taxes – The Company reported an income tax expense of $0.1 million and $0.6 million for the three-month periods ended March 31, 2011 and 2010, respectively. The effective tax rates were 38.6% and 36.1% for the three-month periods ended March 31, 2011 and 2010, respectively. The slightly higher effective tax rate for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010 was primarily driven by the $0.5 million settlement from the former owners of NSS during the three months ended March 31, 2010, which was a non-taxable permanent difference.

Financial Condition, Liquidity and Capital Resources

Financial Condition.   Total assets decreased $3.0 million to $84.8 million as of March 31, 2011 compared to $87.8 million as of December 31, 2010, primarily due to a decrease in receivables of $2.6 million as a result of lower revenue in 2011 compared to 2010.

Our total liabilities decreased $3.6 million to $26.0 million as of March 31, 2011 from $29.6 million as of December 31, 2010. The decrease was due primarily to decreases in our debt of $3.0 million to $11.4 million in 2011 compared to $14.4 million in 2010, which we were able to pay down over the course of 2011 in connection with our strong operating cash flow as discussed in more detail below. Accrued expenses decreased by $1.4 million to $1.0 million at March 31, 2011 compared to $2.4 million at December 31, 2010. This decrease was primarily related to the reduction of vendor cost accruals of $0.5 million from December 31, 2010 related to vendor deliveries which had not been billed to ATSC; and outstanding payments of $0.4 million at March 31, 2011 compared to $1.2 million at December 31, 2010.  These decreases were partially offset by a $0.3 million increased vacation accrual at March 31, 2011 and $0.3 million income tax payable liability at March 31, 2011.

Liquidity and Capital Resources.   Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to engage in a strategic alternative evaluation, as well as possibly selective strategic acquisitions. We expect to meet our short-term requirements through funds generated from operations and from our credit facility with Bank of America and Citizens Bank, which was initially signed in June 2007 and renewed in June 2010. As part of the agreement, we are required to meet certain financial covenants which are tested every quarter. As of March 31, 2011, we were in compliance with all covenants. Our cash requirements to fund any strategic alternative or acquisitions will be funded by cash generated from operations in addition to the credit facility. This credit facility expires in June 2013. As of March 31, 2011 we had $11.4 million outstanding on the credit facility, and availability to borrow an additional $7.2 million based upon our borrowing base at such date.

Net cash provided by operating activities was $2.9 million for the three months ended March 31, 2011, while net cash provided by operating activities for March 31, 2010 was $2.0 million. Cash provided by operating activities is primarily driven by operating income adjusted for working capital changes, which were principally changes in accounts receivable and accrued expenses.

Net cash used in financing activities was $2.9 million for the three months ended March 31, 2011 compared to $2.1 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, we used $2.9 million to pay down our line of credit.

We expect to retain future earnings, if any, for use in the operation of our business, possible strategic alternative, and/or expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

As of the close of business on May 12, 2011, we had cash on hand of approximately $47,504. Our available balance on our credit facility as of May 12, 2011 was approximately $9.5 million.

Although we believe that funds generated by operations and available under our credit facility will be sufficient to fund our operations and possible strategic alternative, additional capital, in the form of additional senior credit, other debt, or equity, may be necessary to finance a significant acquisition.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2011, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2011 that require us to make future cash payments.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$—	$11,438	$—	$—	$11,438
Operating Leases	1,910	3,688	3,736	4,257	13,591
Total	$1,910	$15,126	$3,736	$4,257	$25,029

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for our borrowings under our credit facility. As of March 31, 2011, we had an outstanding balance of $11.4 million under our variable interest rate line of credit.

 Item 4. Controls and Procedures.

As of March 31, 2011, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act were effective as of the end of the period covered by this report. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2011, no changes occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 of the notes to the consolidated financial statements.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of the Company’s 2010 Form 10-K for a detailed discussion of the risk factors affecting the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 10, 2009, the Company announced the approval of a plan under Rule 10b5-1 under the Exchange Act (the “Plan”), to facilitate purchases of the Company’s common shares and assist with compliance with Rule 10b-18 under such Act.  A plan under Rule 10b5-1 allows a company to repurchase its common shares at times when it otherwise might be prevented from doing so under insider trading laws.  A broker selected by the Company has authority under the Plan to repurchase up to $1.5 million of the Company’s common stock over the next two years on the Company’s behalf.  The $1.5 million amount is a portion of the total repurchase program (the “Program”) amount previously approved by the Board on February 11, 2009 of the lesser of $3.0 million or 2.0 million shares.  Purchases of common shares under the Plan will be subject to specified parameters and certain price, volume and timing constraints.  Accordingly, there can be no assurance as to how many common shares will be purchased.  In addition, the Program and related Plan may be suspended or discontinued at any time without prior notice.

Purchases of Equity Securities by Issuer

Period	Number of Shares Purchased	Purchase Price	Average Price Paid per Share
Prior to January 1, 2010	403,138	$937,111	$2.32
January 1-31, 2010	2,000	4,640	2.32
March 1-31, 2010	150,000	450,000	3.00
Total	555,138	$1,391,751	2.51

Period	Number of Shares Limitation	Value of Shares Limitation
Original authorization	2,000,000	$3,000,000
Repurchases prior to January 1, 2010	(403,138)	(937,111)
Repurchases January 1-31, 2010	(2,000)	(4,640)
Repurchases March 1-31, 2010	(150,000)	(450,000)
Remaining authorized repurchase limitations	1,444,862	$1,608,249

No stock was repurchased during the three months ended March 31, 2011.  The Company repurchased 152,000 shares of common stock for approximately $455,000 during the three months ended March 31, 2010 as part of the repurchase program. The Company currently has approximately 22.9 million shares outstanding.

Recent Sales of Unregistered Securities

None.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officers pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATS Corporation

By:	/s/ Pamela A. Little
Pamela A. Little
Co-Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

	By:	/s/ John A. Hassoun
John A. Hassoun
Co-Chief Executive Officer (Principal Executive Officer)
Date: May 16, 2011