Form 10-Q
period 2011-06-30
ATS CORP
filed 2011-07-25
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

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
Yes   ☐     No  ☒

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of July 20, 2011 was 22,951,897.

ATS CORPORATION

ATS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (unaudited)	December 31, 2010 (audited)

ASSETS
Current assets
Cash and cash equivalents	$587,139	$65,993
Restricted cash	1,327,549	1,327,245
Accounts receivable, net	16,039,201	21,219,602
Prepaid expenses and other current assets	556,165	696,174
Income taxes receivable and prepaid, net	543,759	61,477
Other current assets	26,947	25,491
Deferred income taxes, current	835,928	698,521

Total current assets	19,916,688	24,094,503

Property and equipment, net	2,441,866	2,714,164
Goodwill	55,370,011	55,370,011
Intangible assets, net	3,114,307	4,110,470
Other assets	133,314	133,314
Deferred income taxes	1,425,334	1,407,545

Total assets	$82,401,520	$87,830,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Capital leases – current portion	$80,476	$79,572
Accounts payable	3,849,598	4,457,781
Other accrued expenses and current liabilities	1,568,635	2,381,941
Accrued salaries and related taxes	2,731,055	2,917,294
Accrued vacation	2,100,367	1,968,226
Deferred revenue	529,258	513,653
Deferred rent – current portion	320,498	320,498

Total current liabilities	11,179,887	12,638,965

Long-term debt – net of current portion	7,914,257	14,400,000
Capital leases – net of current portion	103,184	143,648
Deferred rent – net of current portion	2,357,893	2,465,962
Other long-term liabilities	68,479	—

Total liabilities	21,623,700	29,648,575

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.0001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $0.0001 par value, 100,000,000 shares authorized, 31,849,790 and 31,561,486 shares issued, and 22,951,897 and 22,663,593 shares outstanding	3,185	3,156
Additional paid-in capital	133,663,350	132,803,839
Treasury stock, at cost, 8,897,893 shares held	(31,663,758)	(31,663,758)
Accumulated deficit	(41,224,957)	(42,961,805)

Total stockholders’ equity	60,777,820	58,181,432

Total liabilities and stockholders’ equity	$82,401,520	$87,830,007

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)

Revenue	$23,104,756	$29,246,328	$47,933,582	$59,758,311

Operating costs and expenses
Direct costs	16,050,520	20,503,390	33,953,487	41,919,002
Selling, general and administrative expenses	3,870,097	5,908,910	9,795,865	12,312,131
Depreciation and amortization	629,994	636,332	1,268,462	1,277,169
Total operating costs and expenses	20,550,611	27,048,632	45,017,814	55,508,302

Operating income	2,554,145	2,197,696	2,915,768	4,250,009

Other (expense) income
Interest, net	(53,381)	(356,887)	(118,045)	(1,178,042)
Other income	—	3,892	—	503,892

Income before income taxes	2,500,764	1,844,701	2,797,723	3,575,859

Income tax expense	946,012	707,675	1,060,875	1,332,265

Net income	$1,554,752	$1,137,026	$1,736,848	$2,243,594

Weighted average number of shares outstanding
—basic	22,894,660	22,472,993	22,829,843	22,504,568
—diluted	23,129,005	22,590,473	23,041,956	22,617,016

Net income per share
—basic	$0.07	$0.05	$0.08	$0.10
—diluted	$0.07	$0.05	$0.08	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011 (unaudited)	2010 (unaudited)
Cash flows from operating activities
Net income	$1,736,848	$2,243,594
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,268,462	1,277,169
Non-cash interest expense SWAP agreement	—	223,504
Stock-based compensation	527,083	411,762
Directors’ fees paid in equity	—	103,094
Deferred income taxes	(162,219)	193,077
Deferred rent	(108,068)	(87,520)
Gain on disposal of equipment	—	(8,722)
Provision for bad debt	(85,827)	932,365

Changes in assets and liabilities:
Accounts receivable	5,266,227	829,745
Prepaid expenses	140,009	(201,771)
Restricted cash	(304)	(496)
Other assets	(1,456)	19,229
Accounts payable	(608,184)	830,729
Other accrued expenses and accrued liabilities	(813,306)	(1,897,452)
Accrued salaries and related taxes	(186,239)	(996,500)
Accrued vacation	132,141	298,417
Income taxes receivable	(409,584)	78,408
Other current liabilities	15,605	(830,666)
Other long-term liabilities	68,479	—

Net cash provided by operating activities	6,779,668	3,417,966

Cash flows from investing activities
Purchase of property and equipment	—	(9,074)
Proceeds from disposals of equipment	—	10,000

Net cash provided by investing activities	—	926

Cash flows from financing activities
Borrowings on line of credit	26,695,365	34,537,373
Payments on line of credit	(33,181,108)	(36,205,470)
Payments on notes payable	—	(1,549,547)
Payments on capital leases	(39,560)	—
Proceeds from exercise of stock options	128,750	4,837
Proceeds from stock issued pursuant to Employee Stock Purchase Plan	138,031	151,438
Payments to repurchase treasury stock	—	(454,640)

Net cash used in financing activities	(6,258,522)	(3,516,009)

Net increase (decrease) in cash	521,146	(97,117)

Cash, beginning of period	65,993	178,225

Cash, end of period	$587,139	$81,108

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$1,662,000	$1,061,200
Income tax refunds	11,214	500
Interest paid	142,765	1,216,983
Interest received	9,158	10,078

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

The accompanying consolidated financial statements of the Company have been prepared by management in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). These statements include all adjustments considered necessary by management for a fair presentation of the consolidated balance sheets, results of operations, and cash flows. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those instructions, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, contained in the Company’s 2010 Annual Report on Form 10-K. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

ASU 2009-13 & ASU 2009-14: In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance. ASU 2009-13 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, 25, “Multiple-Element Arrangements”, as follows: modifies criteria used to separate elements in a multiple-element arrangement, introduces the concept of “best estimate of selling price” for determining the selling price of a deliverable, establishes a hierarchy of evidence for determining the selling price of a deliverable, requires use of the relative selling price method and prohibits use of the residual method to allocate arrangement consideration among units of accounting, and expands the disclosure requirements for all multiple-element arrangements within the scope of ASC 605-25. This ASU was effective for the Company beginning January 1, 2011, and applies to arrangements made as of that date. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

ASU 2009-14 amends the scope of ASC 985, Software, 605, “Revenue Recognition”, to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU 2009-13. The amended guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This ASU was effective for the Company beginning January 1, 2011, and applies to arrangements beginning on or after such date. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605). ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. This ASU was effective for the Company beginning January 1, 2011, and applies to arrangements beginning on or after such date. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

NOTE 3 — RESTRICTED CASH

The Company is required to maintain $1.2 million on deposit with a financial institution to support one of the ATSI state contracts. This amount, and accumulated interest of $127,549 and $127,245 earned thereon as of June 30, 2011 and December 31, 2010, respectively, is reflected in restricted cash in the accompanying consolidated balance sheets. We expect the performance under this contract to be completed in late 2011 or early 2012, whereby the deposit will be refunded.

NOTE 4 — ACCOUNTS RECEIVABLE

Total accounts receivable consisted of the following:

	June 30, 2011	December 31, 2010
Billed receivables	$12,408,074	$17,926,139
Unbilled receivables:
Revenues recorded in excess of milestone billings on fixed-price contracts	3,593,997	3,387,087
Retainage & Rates Variance	69,477	42,640
Other receivables	19,750	18,129
Total accounts receivable	$16,091,298	$21,373,995
Allowance for doubtful accounts	(52,097)	(154,393)
Total accounts receivable, net	$16,039,201	$21,219,602

NOTE 5 — STOCK PLANS AND STOCK-BASED COMPENSATION

Under the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. A summary of the components of the stock-based compensation expense and related income tax benefits recognized during the three-month and six-month periods ended June 30, 2011 and 2010 were as follows:

Stock-based compensation included in selling & general administrative expenses	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Non-qualified stock option expense	$35,000	$97,000	$141,000	$143,000
Restricted stock expense	131,000	158,000	390,000	288,000
Stock grants to Directors in lieu of cash	—	103,000	—	103,000
Forfeitures in excess of estimate	—	(5,000)	(4,000)	(19,000)
Total stock-based compensation expense	$166,000	$353,000	$527,000	$515,000
Related recognized tax benefit	66,000	120,000	106,000	187,000
Total after-tax stock-based compensation expense	$100,000	$233,000	$421,000	$328,000

Stock Options - A total of zero and 60,000 stock options were granted during the three-month and six-month periods ended June 30, 2011, respectively. A total of 15,000 and 108,000 stock options were granted during the three-month and six-month period ended June 30, 2010, respectively.  The fair values of options granted during the three-month and six-month periods ended June 30, 2011 and June 30, 2010 have been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Options Granted January 3, 2011	Options Granted September 1, 2010	Options Granted May 18, 2010	Options Granted April 4, 2010	Options Granted January 4, 2010
Expected dividend yield	—%	—%	—%	—%	—%
Expected volatility	47.8%	66.8%	67.6%	70.0%	70.6%
Risk free interest rate	2.4%	1.6%	2.5%	2.5%	2.5%
Expected life of options	6.3 years	6.3 years	6.3 years	6.3 years	6.3 years
Forfeiture rate	4.25%	4.25%	4.25%	4.25%	4.25%
Options granted	60,000	50,000	53,000	40,000	15,000

The average fair value per option granted during the six months ended June 30, 2011 was $1.38. As of June 30, 2011, there was $285,553 of unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.4 years. The table below provides stock option information for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-the- Money Options
Options outstanding at January 1, 2011	579,250	$2.57	8.1	$298,388	(1)
Options granted	60,000	2.80	9.5	94,800	(2)
Options exercised	(46,000)	2.80	—	—
Options forfeited	(59,000)	2.60	—	—
Options outstanding at June 30, 2011	534,250	2.58	8.6	993,165	(2)
Options exercisable at June 30, 2011	277,750	2.79	6.9	471,670	(2)

(1)        Intrinsic value represents the excess of the closing stock price on the last trading day of the preceding period, which was $2.75 as of December 31, 2010, over the exercise price, multiplied by the number of options.
(2)        Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $4.38 as of June 30, 2011, over the exercise price, multiplied by the number of options.

The following table summarizes information about the stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- average Remaining Life in Years	Weighted- average Exercise Price	Number Exercisable	Weighted- average Exercise Price
$1.40	10,000	7.5	$1.40	5,000	$1.40
1.50	160,750	7.8	1.50	80,000	1.50
2.15	101,000	6.9	2.15	76,125	2.15
2.23	5,000	8.2	2.23	1,250	2.23
2.80	95,000	9.3	2.80	—	—
2.90	43,000	8.9	2.90	10,750	2.90
3.40	20,000	6.5	3.40	15,000	3.40
3.50	20,000	6.4	3.50	15,000	3.50
3.67	15,000	6.3	3.67	11,250	3.67
3.75	4,500	6.0	3.75	3,375	3.75
4.88	60,000	5.7	4.88	60,000	4.88
	534,250	7.6	2.58	277,750	2.79

Restricted Shares – Pursuant to the 2006 Omnibus Incentive Compensation Plan, during the six-month period ended June 30, 2011, the Company granted 40,000 restricted shares valued at an aggregate of $112,000. The 40,000 restricted shares vest ratably over three years. The table below provides additional restricted share information for the six months ended June 30, 2011:

	No. of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	403,397	$2.54
Granted	40,000	2.80
Vested	(196,811)	2.66
Unvested at June 30, 2011	246,586	2.48

NOTE 6 — EMPLOYEE STOCK PURCHASE PLAN

On July 24, 2007, the Company adopted an employee stock purchase plan with a commencement date of October 1, 2007. The program is officially called the 2007 Employee Stock Purchase Plan (the “ESPP”). The Company initially reserved an aggregate of 150,000 shares of common stock exclusively for issuance under the ESPP. Under the ESPP, eligible employees may acquire shares of the Company’s common stock at periodic intervals, namely four month offering periods (the “Offering Periods”) during which payroll deductions are made and shares are subsequently purchased at a 5 percent discount. The ESPP was approved by our shareholders at our May 7, 2008 annual meeting.

The number of shares of common stock authorized under the ESPP is subject to an automatic annual increase on the first day of the Company’s fiscal year by an amount equal to the lesser of (i) 100,000 shares, (ii) 1% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Accordingly, the Board increased the number of shares authorized under the ESPP by 100,000 shares for each of the plan years 2009, 2010 and 2011.

The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, is considered non-compensatory under ASC 718, Stock Compensation. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of June 30, 2011, participants had purchased 392,597 shares since the inception of the ESPP at a weighted average price per share of $2.06. During the six months ended June 30, 2011, 45,493 shares were purchased at an average price per share of $3.03, for total proceed of $137,844.

NOTE 7 — EARNINGS PER SHARE

Basic and diluted net income per share information is presented in accordance with ASC 260, “Earnings Per Share” (ASC 260). Basic income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding, which includes common stock equivalents. Common stock equivalents are excluded from a calculation of diluted income per share if the impact would be anti-dilutive. The Company’s common stock equivalents include stock options and restricted shares. The diluted weighted average shares outstanding for the three months ended June 30, 2011 excluded unvested restricted shares and stock options to purchase approximately 60,000 shares of the Company’s common stock because such common stock equivalents had an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. The weighted average shares outstanding for the three months ended June 30, 2010 excludes stock options to purchase approximately 268,750 shares because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. The diluted weighted average shares outstanding for the six months ended June 30, 2011 excluded unvested restricted shares and stock options to purchase approximately 103,000 shares because such common stock equivalents had an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. The weighted average shares outstanding for the six months ended June 30, 2010 excludes stock options to purchase approximately 268,750 shares because such common stock equivalents have an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive.

The chart below shows the calculation of basic and diluted earnings per share:

	Three months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010
Net income	$1,554,752	$1,137,026	$1,736,848	$2,243,594

Weighted average number of basic shares outstanding during the period	22,894,660	22,472,993	22,829,843	22,504,568
Dilutive effect of stock options and restricted shares after application of the treasury stock method	234,345	117,480	212,114	112,448
Weighted average number of diluted shares outstanding during the period	23,129,005	22,590,473	23,041,956	22,617,016

Basic earnings per share	$0.07	$0.05	$0.08	$0.10
Diluted earnings per share	$0.07	$0.05	$0.08	$0.10

Shares outstanding during the six months ended June 30, 2010 reflect the repurchase of 152,000 shares of ATSC common stock for approximately $455,000 pursuant to the share repurchase program approved by the Company’s Board of Directors on February 17, 2009. No stock was repurchased during the six months ended June 30, 2011.

NOTE 8 — SEGMENT ACCOUNTING

Although ATSI views itself as having several markets, it operates in a single homogenous reporting segment. Financial information is reviewed and evaluated by the co-chief executive officers on a consolidated basis relating to the single reporting segment.

NOTE 9 — GOODWILL VALUATION

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

Management’s testing performed in 2010 concluded that goodwill was not impaired.  Also, management has concluded that there were no triggering events that would indicate an impairment during the six months ended June 30, 2011. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

 NOTE 10 — INTANGIBLE ASSETS

Intangible assets represent the customer contracts and backlog resulting from the previous acquisitions as follows:

	June 30, 2011	December 31, 2010
Customer contracts and relationships	$8,235,000	$8,235,000
Marketing and technology	1,112,286	1,112,286
Intangible assets	9,347,286	9,347,286
Less accumulated amortization	(6,232,979)	(5,236,816)
Total intangible assets, net	$3,114,307	$4,110,470

Intangible assets subject to amortization were evaluated as follows:

Assets	Weighted- Average Amortization Period	Carrying Amount as of June 30, 2011	Amortization 2011	Carrying Amount as of December 31, 2010
Customer-related intangible assets	53 mos.	$2,952,173	$(932,263)	$3,884,436
Marketing-related intangible assets	38 mos.	57,867	(24,800)	82,667
Technology-related intangible assets	60 mos.	104,267	(39,100)	143,367
Totals	52 mos.	$3,114,307	$(996,163)	$4,110,470

The combined weighted average remaining amortization period of all intangible assets is scheduled below.

Basis for Amortization	Asset Value	Remaining Life
Customer contracts and relationships	$8,235,000	19 mos.
Marketing and technology	1,112,286	15 mos.
Total	$9,347,286

Expected amortization expense for each of the fiscal years through December 31, 2013 is as follows:

Fiscal Year Ended	Amount
December 31, 2011	$996,168
December 31, 2012	1,962,762
December 31, 2013	155,377
Total	$3,114,307

NOTE 11 — LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. Management currently believes that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 12 — DEBT

Bank Financing

The Company has a credit facility with Bank of America, N.A., as Administrative Agent, and other various lender parties.  The credit facility provides for a base credit limit of $30 million with the capability to increase the aggregate commitment amount of the facility an additional $25 million, assuming no event of default exists as defined in the facility agreement, and subject to a borrowing base. This effectively increases the maximum availability under the credit facility from $50 million to $55 million. The credit facility has a maturity in June 2013.  Borrowings under the facility are subject to compliance with covenants including an asset coverage ratio, leverage ratio, and a fixed charge ratio. Borrowings bear interest at rates based on 30-day LIBOR plus applicable margins based on a leverage ratio as determined quarterly.  The applicable margins charged on the outstanding borrowings have a range of 2.0% to 3.0% based on the leverage ratio. The fee for the unused portion of the facility ranges from .25% to .35% based on the leverage ratio compared to the previous rates of .20% to .375%. The covenant for the minimum fixed charge coverage ratio is 1.5:1. The facility provides a basket for stock repurchase not to exceed $3.0 million in any period of twelve consecutive months, and total consideration for acquisitions in any twelve-month period greater than $20 million will require lender approval. As of June 30, 2011, the facility’s outstanding debt balance was $7.9 million. The effective rate on the variable rate debt was 2.25% for the six months ended June 30, 2011. The maximum availability under the facility at June 30, 2011 was $16.1 million.

The Company was in compliance with its loan covenants as of June 30, 2011.

At June 30, 2011, the aggregate maturities of our debt were as follows:

Years Ending December 31,
2011	$—
2012	—
2013	7,914,257
Total long-term debt	$7,914,257

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	risks related to the government contracting industry, including possible changes in government spending priorities, especially during periods when the government faces significant budget challenges; r

•	risks to the Company’s cash position related to the on-going negotiations regarding the U.S. Federal Government debt ceiling:

•
risks related to our business, including our dependence on contracts with U.S. Federal Government agencies and departments, and continued good relations, and being successful in competitive bidding, with those customers;

•	uncertainties as to whether revenues corresponding to our contract backlog will actually be received;

•	risks related to the implementation of our strategic plan.

•	other risks and uncertainties disclosed in our filings with the SEC.

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

For the six-month periods ended June 30, 2011 and 2010, we generated revenue from the following mix of customers:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	(in thousands)		(in thousands)
Federal civilian agencies	$25,146	52.5%	$28,902	48.4%
Defense and homeland security	12,966	27.0%	17,649	29.5%
Commercial	5,572	11.6%	5,840	9.8%
Government-sponsored enterprise	4,250	8.9%	7,367	12.3%
Totals	$47,934	100.0%	$59,758	100.0%

While the mix of customers has remained relatively consistent, overall revenue has decreased by $11.8 million.  This reduction is attributable, in part, to delayed funding of development work on newly awarded contracts with federal and civilian agencies, the loss of a Defense Logistics Agency contract for defense and homeland security, and decreased staffing placements at Fannie Mae.  A more detailed explanation is provided in the later section - “Results of Operations – revenue in this Quarterly Report.

Revenue from our largest clients during the six months ended June 30, 2011 and 2010 was the following:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	(in thousands)		(in thousands)
U.S. Department of Housing & Urban Development (“HUD”)	$9,567	19.9%	$12,310	20.6%
Pension Benefit Guaranty Corporation (“PBGC”)	4,779	10.0%	6,101	10.2%
Defense Technology Security Administration (“DTSA”)	4,622	9.6%	3,861	6.5%
Fannie Mae	4,250	8.9%	7,367	12.3%
Architect of the Capitol (“AOC”)	2,300	4.8%	2,705	4.5%
Defense Logistics Agency (“DLA”)	1,880	3.9%	4,512	7.6%
Nuclear Regulatory Commission (“NRC”)	1,631	3.4%	853	1.4%

 HUD, representing 19.9% of our revenue for the first six months of 2011, continues to be the Company’s largest customer with the Company receiving over $53 million in new contract awards from HUD since January 2011. Although the first six months of 2011 experienced a decline from the first six months of 2010, primarily due to funding delays on the newly awarded re-compete contracts and some reduction in scope on one of the re-compete awards, we expect the revenue base to recover in the second half of the year. We expect recovery to be driven by an increase in development task funding under the contracts awarded in the first half of the year as HUD accelerates its transformation initiatives. Likewise, at PBGC where we have received over $20 million in new contract awards since January of this year, there was a revenue reduction from the same six-month period in 2010 due to the completion of a major contract and the subsequent delay in funding of development work on the new award.   Revenues derived from our contracts at PBGC represented 10% of our total revenue for the six months ended June 30, 2011. Revenue has increased at DTSA for the first half of 2011 compared to the same period in 2010 as we continue to gain recognition for our subject matter expertise in software and systems development related to the management of U.S. exports.  With the challenges facing the housing industry we have experienced a slow down in the demand for professional staffing support as Fannie Mae has delayed many new project starts, resulting in a revenue decline in our Fannie Mae relationship from the first half of 2010 compared to the first half of 2011.  However, we are a top tier vendor at Fannie Mae with a long standing relationship and we expect to remain an important partner as the organization stabilizes and leverages staffing support to catch up on postponed projects. The revenue decline at AOC for the first half of 2011 compared to the first half of 2010  is directly attributable to a change from a prime contractor to subcontractor role as a result of the Company’s strategic decision on the recently awarded re-compete to team with a small business. The revenue decline at DLA for the same comparative period is directly attributable to the loss of a contract in the fourth quarter of 2010. Although our revenue derived from the NRC represents only 3.4% of our total revenue for the six months ended June 30, 2011, it has nearly doubled over the same period in 2010.

Overview (continued)

We derive substantially all of our revenue from providing professional and technical services. We generate this revenue from contracts with various payment arrangements, including time-and-materials contracts, fixed-price contracts and cost-plus-fee contracts. We recognize revenue on time-and-materials contracts based on actual hours delivered at the contracted billable hourly rates plus the cost of materials incurred. We recognize revenue on certain fixed-price contracts using the percentage-of-completion method, where appropriate, based on costs we incurred in relation to total estimated cost. However, if the contract is primarily for services being provided over a specified period of time, for example, maintenance service arrangements, we recognize revenue on a straight-line basis over the term of the contract. Revenue on cost-plus-fee contracts is recognized based on actual direct costs plus the applicable burdens per the Company’s provisional overhead rate submission.  These provisional overhead rates are adjusted to actual at year end. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	(in thousands)		(in thousands)
Time-and-materials	$23,937	49.9%	$39,511	66.1%
Fixed-price	21,751	45.4%	20,247	33.9%
Cost-plus-fee	2,246	4.7%	—	—
Totals	$47,934	100.0%	$59,758	100.0%

The increase in fixed-price contracts reflects the general industry trend toward fixed-price contract vehicles. The Company has successfully won several re-competes as fixed-price contracts which had previously been time-and-materials. In addition, two re-competes were awarded as a cost-reimbursable contract and a hybrid fixed price/cost-plus-fixed-fee contract.

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company’s revenue historically is derived from primarily three previously mentioned contract types.  For contracts that involve software design, customization, or integration, revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated project costs. Provisions for anticipated contract losses are recognized at the time they become known.   Revenue on cost-reimbursable contracts is recognized to the extent of costs incurred, plus an estimate of the applicable fees earned. Fixed fees under cost-reimbursable contracts are recorded as earned in proportion to the allowable costs incurred in performance of the contract. For cost-plus-fee contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance.

Overview (continued)

We derived some of our revenue from contracts for which we were the prime contractor and some of our revenue as subcontractors to other prime contractors as follows:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	(in thousands)		(in thousands)
Prime contracts	$39,020	81.4%	$50,242	84.1%
Subcontracts	8,914	18.6%	9,516	15.9%
Totals	$47,934	100.0%	$59,758	100.0%

Our most significant expense is direct costs, which consists primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of June 30, 2011, we had 381 employees who worked on our contracts, excluding sub-contractors, which augment Company staff as required.

General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, sales and marketing personnel, and costs associated with marketing and bidding on future projects, unassigned consulting personnel, personnel training, occupancy costs, travel and all other corporate costs.

Goodwill Valuation

See Note 9 in Notes to Consolidated Financial Statements.

Contract Backlog

Total backlog at June 30, 2011 was approximately $271 million. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not contractually obligated by the customer). Unfunded backlog includes unexercised contract options but excludes unfunded indefinite delivery indefinite quantity (“IDIQ”) orders.

The following table summarizes our contract backlog at June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010
Backlog:
Funded	$31,132,304	$36,666,667
Unfunded	239,952,892	199,466,494
Total backlog	$271,085,196	$236,133,161

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring in 2017. New orders of $82.9 million were awarded during the six-month period ending June 30, 2011, compared to $95.1 million for the same period in 2010.  The most significant awards in 2011 were a $45.7 million award on a HUD IT services contract for the Single Family Computerized Homes Underwriting Systems (“CHUMS”) and Federal Housing Administration (“FHA”) connection; a $20.4 million award from PBGC on the Benefit Management Application (“BMA”) support program; a $4.8 million award on the Army R&R IDIQ contract and additional tasking at Fannie Mae of $4.7 million.

We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are awarded. Our estimate of the portion of the backlog as of June 30, 2011 from which we expect to recognize revenue during fiscal year 2011 is likely to change because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control.

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

During the six months ended June 30, 2011 we recorded expenses of approximately $1.1 million in severance pay and $0.1 million related to the Company’s strategic evaluation, as described below under Recent Events. During the six months ended June 30, 2010, we recorded other income of approximately $0.5 million associated with the adjustment of seller notes related to the acquisition of Number Six Software (“NSS”).  These items have been reflected below in our presentation of adjusted EBITDA.

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Net income	$1,554,752	$1,137,026	$1,736,848	$2,243,594
Adjustments:
Depreciation	131,912	138,251	272,298	281,006
Amortization of intangibles	498,082	498,081	996,164	996,163
Interest, net	53,381	356,887	118,045	1,178,042
Taxes	946,012	707,675	1,060,875	1,332,265
EBITDA	$3,184,139	$2,837,920	$4,184,230	$6,031,070
Net settlements	—	—	—	(495,000)
Severance	—	—	1,072,414	—
Strategic expenses	14,499	—	108,699	—
Adjusted EBITDA	$3,198,638	$2,837,920	$5,365,343	$5,536,070

Recent Events

On January 7, 2011, the Company announced that its Board of Directors had begun a process to evaluate strategic alternatives for the Company, which is currently ongoing. There can be no assurance that the review of strategic alternatives will result in the Company pursuing any particular transaction, or, if it pursues any such transaction, that it will be completed.

Results of Operations (unaudited)

Results of operations for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 are presented below.

The following table sets forth certain financial data as dollars and as a percentage of revenue:

	For the Three		For the Three		For the Six		For the Six
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011	%	2010	%	2011	%	2010	%
Revenue	$23,104,756		$29,246,328		$47,933,582		$59,758,311

Operating costs and expenses
Direct costs	16,050,520	69.5%	20,503,390	70.1%	33,953,487	70.8%	41,919,002	70.1%
Selling, general and administrative expenses	3,870,097	16.8%	5,908,910	20.2%	9,795,865	20.4%	12,312,131	20.6%
Depreciation and amortization	629,994	2.7%	636,332	2.2%	1,268,462	2.6%	1,277,169	2.1%

Total operating costs and expenses	20,550,611	88.9%	27,048,632	92.5%	45,017,814	93.9%	55,508,302	92.9%

Operating income	2,554,145	11.1%	2,197,696	7.5%	2,915,768	6.1%	4,250,009	7.1%

Other (expense) income
Interest, net	(53,381)	(0.2)%	(356,887)	(1.2)%	(118,045)	(0.2)%	(1,178,042)	(2.0)%
Other income	—	0.0%	3,892	0.0%	—	0.0%	503,892	0.8%

Income before income taxes	2,500,764	10.8%	1,844,701	6.3%	2,797,723	5.8%	3,575,859	6.0%

Income tax expense	946,012	4.1%	707,675	2.4%	1,060,875	2.2%	1,332,265	2.2%

Net Income	$1,554,752	6.7%	$1,137,026	3.9%	$1,736,848	3.6%	$2,243,594	3.8%

Weighted average number of shares outstanding
—basic	22,894,660		22,472,993		22,829,843		22,504,568
—diluted	23,129,005		22,590,473		23,041,956		22,617,016

Net income per share
—basic	$0.07		$0.05		$0.08		$0.10
—diluted	$0.07		$0.05		$0.08		$0.10

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010.

Revenue – Revenue decreased by $6.1 million, or 20.9%, to $23.1 million for the three months ended June 30, 2011.

Three Months Ended June 30,	2011	2010	Decrease
	(in thousands)	(in thousands)	(in thousands)
Revenue
Federal Civilian Agencies	$12,148	$13,827	$(1,679)
Defense and homeland security	6,573	8,582	(2,009)
Commercial	2,533	2,863	(330)
Government Sponsored enterprise	1,851	3,974	(2,123)
Total Revenue	$23,105	$29,246	$(6,141)

Revenue from federal civilian agencies decreased by $1.7 million from 2010 or 12.1%.   Of the $1.7 million revenue decrease the primary contributors were $.8 million due to delayed funding of development work on newly awarded re-compete contracts, $.3 million due to reduced scope on re-compete awards and $.2 million due to a contract that ended.   Revenue from defense and homeland security customers was affected by the loss of a contract with the Defense Logistics Agency in September 2010 which had generated $1.2 million of revenue in the second quarter of 2010, a reduction of $0.5 million on a U.S. Air Force contract vehicle due to Department of Defense budget prioritizations, and a reduction of $0.3 million related to a USCG contract where the prime did not exercise the option year. The Government Sponsored Enterprise revenue decrease of $2.1 million or 53.4% to $1.9 million in the second quarter of 2011 from $4.0 million in the same period in 2010 was due to a decrease in staffing placements at Fannie Mae as a result of delayed project starts.

Direct costs – Direct costs were $16.1 million or 69.5% of revenue in the second quarter 2011 compared to $20.5 million or 70.2% of revenue for the same period in 2010.  Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and other direct costs. Other direct costs are incurred in response to specific client tasks and may vary from period to period. The detail comparison of the direct cost components for the three months ended June 30, 2011 and June 30, 2010 are presented below.   The reduction in direct cost is directly attributable to the decrease in revenues for the three months ended June 30, 2011.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Increase (Decrease)
	(in thousands)%		(in thousands)%		(in thousands)%
Direct labor and fringe benefits	$10,620	46.0%	$13,187	45.1%	$(2,567)	(19.5)%
Subcontractors	4,090	17.7%	6,451	22.1%	(2,361)	(36.6)%
Other direct costs	1,341	5.8%	865	3.0%	476	55.0%
Total direct costs	$16,051	69.5%	$20,503	70.2%	$(4,452)	(21.7)%

Selling, general and administrative (“SG&A”) expenses – The components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses.  Expenses for the three months ended June 30, 2011 and June 30, 2010 were $3.9 million and $5.9 million, or 16.8% and 20.2% of revenue, respectively.  Of the $2.0 million decrease in SG&A approximately $1.0 million was associated with a reduction in salary and fringe costs in 2011due to process improvements resulting in increased efficiencies in the back office and elimination of several management positions as a result of an organizational realignment.   The Company was negatively impacted by two non recurring items in 2010 accounting for an additional $.7 million of the difference namely a $0.5 million bad debt write-off associated with a state and local contract and $0.2 million of legal expenses associated with indemnification claims.

Depreciation and amortization – Depreciation and amortization expense were $0.6 million for each of the quarters ended June 30, 2011 and June 30, 2010.

Interest, net – The net interest expense was $0.1 million and $0.4 million for the three-months ended June 30, 2011 and June 30, 2010, respectively. This decrease of $0.3 million in net interest expense was attributable to the retirement of the variable rate SWAP agreement in September 2010 that ATSC had entered into in November 2007 and the lower average outstanding debt balance in 2011.

Our average outstanding debt balance for the quarter ended June 30, 2011 was $8.0 million compared to $18.0 million for the quarter ended June 30, 2010.

Income taxes – The Company reported an income tax expense of $1.0 million and $0.7million for the three-month periods ended June 30, 2011 and 2010, respectively. The effective tax rates were 37.8% and 38.4% for the three-month periods ended June 30, 2011 and 2010, respectively. The slightly lower effective tax rate for the three-months ended June 30, 2011 compared to the three-month period ended June 30, 2010 was primarily driven by higher tax deductions for vesting restricted stock.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010.

Revenue – Revenue decreased by $11.8 million, or 19.8%, to $47.9 million for the six months ended June 30, 2011.

Six Months Ended June 30,	2011	2010	Decrease
	(in thousands)	(in thousands)	(in thousands)
Revenue
Federal Civilian Agencies	$25,146	$28,902	$(3,756)
Defense and homeland security	12,966	17,649	(4,683)
Commercial	5,572	5,840	(268)
Government Sponsored Enterprise	4,250	7,367	(3,117)
Total Revenue	$47,934	$59,758	$(11,824)

Revenue from federal civilian agencies decreased by $3.8 million from 2010 or 13.0%.   Of the $3.8 million revenue decrease the primary contributors were $1.8 million due to delayed funding of development work on newly awarded re-compete contracts, $1.4 million associated with the completion of the PBGC PAMT contract and the delayed funding of development work on the re-competed award, $0.7 million due to reduced scope on re-compete awards and $0.7 million due to a contract that ended. This was partially offset by $0.8 million of increased revenue on the NRC contract as a result of additional tasking by the government.  Revenue from defense and homeland security customers was affected by the loss of a contract with the Defense Logistics Agency in September 2010 which had generated $2.3 million of revenue in the first six months of 2010, and also by a $1.1 million reduction on a U.S. Air Force contract vehicle due to Department of Defense budget prioritizations as well as reductions with the US Coast Guard of $1.0 million.   The Government Sponsored Enterprise revenue decrease of $3.1 million or 42.3% to $4.3 million in the first six months of 2011 from $7.4 million in the same period in 2010 was due to a decrease in staffing placements at Fannie Mae as a result of delayed project starts.

Direct costs – Direct costs were $34.0 million or 70.8% of revenue in the first half of 2011 compared to $41.9 million or 70.2% of revenue for the same period in 2010.  Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and other direct costs. Other direct costs are incurred in response to specific client tasks and may vary from period to period. The detail comparison of the direct cost components for the six months ended June 30, 2011 and June 30, 2010 are presented below.   The reduction in direct cost is directly attributable to the decrease in revenues for the six months ended June 30, 2011.

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010		Increase (Decrease)
	(in thousands)%		(in thousands)%		(in thousands)%
Direct labor and fringe benefits	$22,486	46.9%	$27,476	46.0%	$(4,990)	(18.2)%
Subcontractors	8,990	18.7%	11,929	20.0%	(2,939)	(24.6)%
Other direct costs	2,477	5.2%	2,514	4.2%	(37)	(1.5)%
Total direct costs	$33,953	70.8%	$41,919	70.1%	$(7,966)	(19.0)%

Selling, general and administrative (“SG&A”) expenses – The components of SG&A are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses.  Expenses for the six months ended June 30, 2011 and June 30, 2010 were $9.8 million and $12.3 million, or 20.4% and 20.6% of revenue, respectively.   The SG&A for the six months ended June 30, 2011 included an extraordinary item in the amount of $1.1 million related to severance costs.  The Company was negatively impacted by two non recurring items in 2010 accounting for an additional $1.2 million of the difference, namely a $1.0 million bad debt write-off associated with a state and local government contract and $0.2 million of legal expenses associated with indemnification claims against former owners of ATSI.  In addition there was $0.4 million accrual for bonus in 2010. When adjusted for the extraordinary items in the respective periods the SG&A was $8.7 million or 18.1 % of revenue for the six months ended June 30, 2011 and $10.7 million or 17.9% for the six months  ended June 30, 2010.  Of the $2.0 million decrease in SG&A approximately $1.5 million was associated with a reduction in salary and fringe costs in 2011due to process improvements resulting in increased efficiencies in the back office and elimination of several management positions as a result of an organizational realignment.

Depreciation and amortization – Depreciation and amortization expense was $1.3 million for each of the six months ended June 30, 2011 and June 30, 2010.

Interest, net – The net interest expense was $0.1 million and $1.2 million for the six-month periods ended June 30, 2011 and June 30, 2010, respectively. This decrease of $1.1 million in net interest expense was attributable to the retirement of the variable rate SWAP agreement in September 2010 that ATSC had entered into in November 2007 and the lower average outstanding debt balance in 2011.

Our average outstanding debt balance for the six-months ended June 30, 2011 was $11.2 million compared to $18.2 million for the six-months ended June 30, 2010.

Income taxes – The Company reported an income tax expense of $1.1 million and $1.3 million for the six-month periods ended June 30, 2011 and 2010, respectively. The effective tax rates were 37.9% and 37.3% for the six-month periods ended June 30, 2011 and 2010, respectively. The slightly higher effective tax rate for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010 benefited from higher tax deductions in 2011 for vesting restricted stock and for deductions associated with true-ups for prior year tax returns.  The effective tax rate for the six months ended June 30, 2010 benefited from a non-taxable $0.5 million settlement from the former owners of NSS, which is a non-taxable permanent difference.

Financial Condition, Liquidity and Capital Resources

Financial Condition.   Total assets decreased $5.4 million to $82.4 million as of June 30, 2011 compared to $87.8 million as of December 31, 2010, primarily due to a decrease in receivables of $5.2 million as a result of lower revenue in 2011 compared to 2010.

Our total liabilities decreased $8.0 million to $21.6 million as of June 30, 2011 from $29.6 million as of December 31, 2010. The decrease was due primarily to decreases in our debt of $6.5 million to $7.9 million at June 30, 2011 compared to $14.4 million at December 31, 2010, which we were able to pay down over the course of 2011 in connection with our strong operating cash flow as discussed in more detail below. Other accrued expenses and current liabilities decreased by $0.8 million to $1.6 million at June 30, 2011 compared to $2.4 million at December 31, 2010. This decrease was primarily related to the reduction of vendor cost accruals of $0.5 million from December 31, 2010 which were subsequently paid. Also accounts payable decreased by $0.7 million to $3.8 million as of June 30, 2011 from $4.5 million at December 31, 2010 due to lower vendor costs associated with the reduction in revenue.

Liquidity and Capital Resources.   Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to engage in a strategic alternative evaluation. We expect to meet our short-term requirements through funds generated from operations and from our credit facility with Bank of America and Citizens Bank, which was initially signed in June 2007 and renewed in June 2010. As part of the agreement, we are required to meet certain financial covenants which are tested every quarter. As of June 30, 2011, we were in compliance with all covenants. Our cash requirements to fund any strategic alternative will be funded by cash generated from operations in addition to the credit facility. This credit facility expires in June 2013. As of June 30, 2011, we had $7.9 million outstanding on the credit facility, and availability to borrow an additional $8.2 million based upon our borrowing base at such date.

Net cash provided by operating activities was $6.8 million for the six months ended June 30, 2011.  Cash provided by operating activities is primarily driven by operating income adjusted for working capital changes, which were principally changes in accounts receivable.

Net cash used in financing activities was $6.3 million for the six months ended June 30, 2011 compared to $3.5 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, we used $6.5 million to pay down our line of credit.

We expect to retain future earnings, if any, for use in the operation of our business, possible strategic alternative, and/or expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

As of the close of business on July 20, 2011, we had cash on hand of approximately $115,639. Our available balance on our credit facility as of July 20, 2011 was approximately $9.1 million.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2011, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2011 that require us to make future cash payments.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-Term Debt Obligations	$—	$7,914	$—	$—	$7,914
Operating Leases	1,891	3,688	3,759	3,779	13,117
Total	$1,891	$11,602	$3,759	$3,779	$21,031

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for our borrowings under our credit facility. As of June 30, 2011, we had an outstanding balance of $7.9 million under our variable interest rate line of credit.

  Item 4. Controls and Procedures.

As of June 30, 2011, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act were effective as of the end of the period covered by this report. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2011, no changes occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 of the notes to the consolidated financial statements.

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

No stock was repurchased during the six months ended June 30, 2011.  The Company repurchased 152,000 shares of common stock for approximately $455,000 during the three months ended June 30, 2010 as part of the repurchase program. The Company currently has approximately 22.9 million shares outstanding.

Recent Sales of Unregistered Securities

None.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  [Reserved.]

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
Date: July 25, 2011