Form 10-Q
period 2011-09-30
ATS CORP
filed 2011-11-14
CIK 1325460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

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
Yes   ☐     No  ☒

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of November 09, 2011 was 22,972,686.

ATS CORPORATION

ATS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (unaudited)	December 31, 2010 (audited)

ASSETS
Current assets
Cash and cash equivalents	$66,236	$65,993
Restricted cash	1,327,891	1,327,245
Accounts receivable, net	14,071,032	21,219,602
Prepaid expenses and other current assets	473,203	696,174
Income taxes receivable and prepaid, net	13,291	61,477
Other current assets	25,091	25,491
Deferred income taxes, current	863,412	698,521

Total current assets	16,840,156	24,094,503

Property and equipment, net	2,341,972	2,714,164
Goodwill	55,370,011	55,370,011
Intangible assets, net	2,616,225	4,110,470
Other assets	133,314	133,314
Deferred income taxes	1,475,950	1,407,545

Total assets	$78,777,628	$87,830,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Capital leases – current portion	$80,931	$79,572
Accounts payable	3,955,062	4,457,781
Other accrued expenses and current liabilities	1,369,112	2,381,941
Accrued salaries and related taxes	2,674,074	2,917,294
Accrued vacation	1,702,852	1,968,226
Deferred revenue	315,034	513,653
Deferred rent – current portion	320,498	320,498

Total current liabilities	10,417,563	12,638,965

Long-term debt – net of current portion	3,963,239	14,400,000
Capital leases – net of current portion	82,779	143,648
Deferred rent – net of current portion	2,295,119	2,465,962

Total liabilities	16,758,700	29,648,575

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.0001 par value, 1,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock $0.0001 par value, 100,000,000 shares authorized, 31,849,790 and 31,561,486 shares issued, and 22,951,897 and 22,663,593 shares outstanding	3,185	3,156
Additional paid-in capital	133,789,090	132,803,839
Treasury stock, at cost, 8,897,893 shares held	(31,663,758)	(31,663,758)
Accumulated deficit	(40,109,589)	(42,961,805)

Total stockholders’ equity	62,018,928	58,181,432

Total liabilities and stockholders’ equity	$78,777,628	$87,830,007

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)

Revenue	$21,577,564	$29,246,619	$69,511,146	$89,004,930

Operating costs and expenses
Direct costs	14,760,160	20,406,798	48,713,647	62,325,800
Selling, general and administrative expenses	4,250,646	5,486,690	14,046,511	17,798,821
Depreciation and amortization	629,759	626,511	1,898,221	1,903,680
Total operating costs and expenses	19,640,565	26,519,999	64,658,379	82,028,301

Operating income	1,936,999	2,726,620	4,852,767	6,976,629

Other (expense) income
Interest, net	(74,475)	108,491	(192,520)	(1,069,551)
Other income	—	959,440	—	1,463,332

Income before income taxes	1,862,524	3,794,551	4,660,247	7,370,410

Income tax expense	747,156	1,131,537	1,808,031	2,463,802

Net income	$1,115,368	$2,663,014	$2,852,216	$4,906,608

Weighted average number of shares outstanding
—basic	22,951,897	22,540,904	22,870,974	22,516,813
—diluted	23,167,908	22,627,723	23,099,132	22,605,726

Net income per share
—basic	$0.05	$0.12	$0.12	$0.22
—diluted	$0.05	$0.12	$0.12	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

ATS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011 (unaudited)	2010 (unaudited)
Cash flows from operating activities
Net income	$2,852,216	$4,906,608
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,898,221	1,903,680
Non-cash interest expense SWAP agreement	—	(354,020)
Stock-based compensation	652,823	560,863
Directors’ fees paid in equity	—	103,094
Deferred income taxes	(206,060)	856,016
Deferred rent	(170,843)	(139,806)
Gain on disposal of equipment	—	(8,722)
Provision for bad debt	(109,700)	951,245

Changes in assets and liabilities:
Accounts receivable	7,258,270	763,187
Prepaid expenses	222,971	(2,505)
Restricted cash	(646)	(2,282)
Other assets	400	20,315
Accounts payable	(470,937)	1,136,436
Other accrued expenses and accrued liabilities	(1,012,829)	(3,177,887)
Accrued salaries and related taxes	(243,220)	(946,026)
Accrued vacation	(265,374)	136,893
Income taxes payable and receivable, net	86,626	(62,838)
Other current liabilities	(198,619)	(1,087,245)

Net cash provided by operating activities	10,293,299	5,557,006

Cash flows from investing activities
Purchase of property and equipment	(31,783)	(9,074)
Proceeds from disposals of equipment	—	10,000

Net cash (used in) provided by investing activities	(31,783)	926

Cash flows from financing activities
Borrowings on line of credit	36,680,507	51,366,004
Payments on line of credit	(47,117,268)	(54,594,279)
Payments on notes payable	—	(2,007,900)
Payments on capital leases	(91,293)	—
Proceeds from exercise of stock options	128,750	5,587
Proceeds from stock issued pursuant to Employee Stock Purchase Plan	138,031	151,438
Payments to repurchase treasury stock	—	(454,640)

Net cash used in financing activities	(10,261,273)	(5,533,790)

Net increase in cash	243	24,142

Cash, beginning of period	65,993	178,225

Cash, end of period	$66,236	$202,367

Supplemental disclosures:
Cash paid or received during the period for:
Income taxes paid	$2,006,100	$1,669,146
Income tax refunds	59,895	2,258
Interest paid	223,780	1,789,871
Interest received	10,777	301,264

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

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS (cont.)

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment to give entities the option to qualitatively determine whether they can bypass the two-step goodwill impairment test under FASB ASC Topic 350-20, Intangibles – Goodwill and Other: Goodwill. This ASU is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, the Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. The Company has not adopted this ASU.  We are still evaluating this pronouncement but do not expect this would have a significant impact on the Company’s financial position or results of operations.

NOTE 3 — RESTRICTED CASH

The Company is required to maintain $1.2 million on deposit with a financial institution to support one of the ATSI state contracts. This amount, and accumulated interest of $127,891 and $127,245 earned thereon as of September 30, 2011 and December 31, 2010, respectively, is reflected in restricted cash in the accompanying consolidated balance sheets. We expect the performance under this contract to be completed in late 2011 or early 2012, whereby the deposit, plus all interest accrued to date, will be refunded.

NOTE 4 — ACCOUNTS RECEIVABLE

Total accounts receivable consisted of the following:

	September 30, 2011	December 31, 2010
Billed receivables	$11,578,222	$17,926,139
Unbilled receivables:
Revenues recorded in excess of milestone billings on fixed-price contracts	2,382,477	3,387,087
Retainage & Rates Variance	105,794	42,640
Other receivables	10,400	18,129
Total accounts receivable	$14,076,893	$21,373,995
Allowance for doubtful accounts	(5,861)	(154,393)
Total accounts receivable, net	$14,071,032	$21,219,602

NOTE 5 — STOCK PLANS AND STOCK-BASED COMPENSATION

Under the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation based upon the fair value of the stock-based awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior. A summary of the components of the stock-based compensation expense and related income tax benefits recognized during the three-month and nine-month periods ended September 30, 2011 and 2010 were as follows:

Stock-based compensation included in selling & general administrative expenses	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Non-qualified stock option expense	$36,000	$47,000	$177,000	$191,000
Restricted stock expense	90,000	216,000	480,000	504,000
Stock grants to Directors in lieu of cash	—	—	—	103,000
Forfeitures in excess of estimate	—	(115,000)	(4,000)	(134,000)
Total stock-based compensation expense	$126,000	$148,000	$653,000	$664,000

 Stock Options - A total of zero and 60,000 stock options were granted during the three-month and nine-month periods ended September 30, 2011, respectively. A total of 50,000 and 158,000 stock options were granted during the three-month and nine-month periods ended September 30, 2010, respectively.  The fair values of options granted during the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 have been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:
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

The average fair value per option granted during the nine months ended September 30, 2011 was $1.38. As of September 30, 2011, there was $247,211 of unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.3 years. The table below provides stock option information for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-the- Money Options
Options outstanding at January 1, 2011	579,250	$2.57	8.1	$298,388	(1)
Options granted	60,000	2.80	9.3	21,000	(2)
Options exercised	(46,000)	2.80	—	—
Options forfeited	(61,500)	2.57	—	—
Options outstanding at September 30, 2011	531,750	2.58	7.4	429,188	(2)
Options exercisable at September 30, 2011	290,125	2.80	6.8	223,088	(2)

(1)        Intrinsic value represents the excess of the closing stock price on the last trading day of the preceding period, which was $2.75 as of December 31, 2010, over the exercise price, multiplied by the number of options.

(2)        Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $3.15 as of September 30, 2011, over the exercise price, multiplied by the number of options.

The following table summarizes information about the stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- average Remaining Life in Years	Weighted- average Exercise Price	Number Exercisable	Weighted- average Exercise Price
$1.40	10,000	7.3	$1.40	5,000	$1.40
1.50	159,750	7.6	1.50	79,000	1.50
2.15	99,500	6.7	2.15	74,625	2.15
2.23	5,000	8.0	2.23	2,500	2.23
2.80	95,000	9.1	2.80	12,500	—
2.90	43,000	8.6	2.90	10,750	2.90
3.40	20,000	6.2	3.40	15,000	3.40
3.50	20,000	6.1	3.50	15,000	3.50
3.67	15,000	6.0	3.67	11,250	3.67
3.75	4,500	5.8	3.75	4,500	3.75
4.88	60,000	5.4	4.88	60,000	4.88
	531,750	7.4	2.58	290,125	2.80

NOTE 5 — STOCK PLANS AND STOCK-BASED COMPENSATION (cont.)

Restricted Shares – Pursuant to the 2006 Omnibus Incentive Compensation Plan, during the nine-month period ended September 30, 2011, the Company granted 40,000 restricted shares valued at an aggregate of $112,000. The 40,000 restricted shares vest ratably over three years. The table below provides additional restricted share information for the nine months ended September 30, 2011:

	No. of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	403,397	$2.54
Granted	40,000	2.80
Vested	(196,811)	2.66
Unvested at September 30, 2011	246,586	2.48

NOTE 6 — EMPLOYEE STOCK PURCHASE PLAN

On July 24, 2007, the Company adopted an employee stock purchase plan with a commencement date of October 1, 2007. The program is officially called the 2007 Employee Stock Purchase Plan (the “ESPP”). The Company initially reserved an aggregate of 150,000 shares of Company common stock exclusively for issuance under the ESPP. Under the ESPP, eligible employees may acquire shares of the Company’s common stock at periodic intervals, namely three offering periods at four-month intervals (the “Offering Periods”) during which payroll deductions are made and shares are subsequently purchased at a 5 percent discount. The ESPP was approved by our shareholders at our May 7, 2008 annual meeting.

The number of shares of common stock authorized under the ESPP is subject to an automatic annual increase on the first day of the Company’s fiscal year by an amount equal to the lesser of (i) 100,000 shares, (ii) 1% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Accordingly, the Board increased the number of shares authorized under the ESPP by 100,000 shares for each of the plan years 2009, 2010 and 2011.

The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and, for financial reporting purposes, is considered non-compensatory under ASC 718, Stock Compensation. Accordingly, there is no stock-based compensation expense associated with shares acquired under the ESPP. As of September 30, 2011, participants had purchased 392,597 shares since the inception of the ESPP at a weighted average price per share of $2.06. During the nine months ended September 30, 2011, 45,493 shares were purchased at an average price per share of $3.03, for total proceeds of $138,031.

NOTE 7 — EARNINGS PER SHARE

Basic and diluted net income per share information is presented in accordance with ASC 260, “Earnings Per Share” (ASC 260). Basic income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted net income per share is calculated by dividing net income attributable to common stockholders by the weighted average common shares outstanding, which includes common stock equivalents. Common stock equivalents are excluded from a calculation of diluted income per share if the impact would be anti-dilutive. The Company’s common stock equivalents include stock options and restricted shares. The diluted weighted average shares outstanding for the three months ended September 30, 2011 and 2010 excluded unvested restricted shares and stock options to purchase approximately 60,000 and 561,000 shares, respectively, of the Company’s common stock because such common stock equivalents had an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive. The diluted weighted average shares outstanding for the nine months ended September 30, 2011 and 2010 excluded unvested restricted shares and stock options to purchase approximately 103,000 and 559,000 shares, respectively, because such common stock equivalents had an exercise price in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive.

The chart below shows the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$1,115,368	$2,663,014	$2,852,216	$4,906,608

Weighted average number of basic shares outstanding during the period	22,951,897	22,540,904	22,870,974	22,516,813
Dilutive effect of stock options and restricted shares after application of the treasury stock method	216,011	86,819	228,158	88,913
Weighted average number of diluted shares outstanding during the period	23,167,908	22,627,723	23,099,132	22,605,726

Basic earnings per share	$0.05	$0.12	$0.12	$0.22
Diluted earnings per share	$0.05	$0.12	$0.12	$0.22

Shares outstanding during the nine months ended September 30, 2010 reflect the repurchase of 152,000 shares of ATSC common stock for approximately $455,000 pursuant to the share repurchase program approved by the Company’s Board of Directors on February 17, 2009. No stock was repurchased during the nine months ended September 30, 2011.

NOTE 8 — SEGMENT ACCOUNTING

Although ATSI views itself as having several markets, it operates in a single homogenous reporting segment. Financial information is reviewed and evaluated by the chief operating decision-maker on a consolidated basis relating to the single reporting segment.

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

The Company evaluates goodwill for impairment annually in the third fiscal quarter or more frequently depending on specific events or when evidence of potential impairment exists.  For purposes of this testing, management concluded that there is only one reporting unit. The Company’s testing approach utilizes a fair value approach to determine the fair value of the reporting unit for comparison to the corresponding carrying value. If the carrying value exceeds the estimated fair value of the business, an impairment would be required to be reported. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in general market conditions impacting the price of the Company’s common stock may indicate potential impairment of recorded goodwill.

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, the Company compared the carrying value of its goodwill to its market capitalization in order to determine whether the two-step goodwill impairment test was required. Management concluded that the Company’s goodwill was not impaired as of September 30, 2011 as the value of the reporting unit was significantly higher than the carrying value.

 NOTE 10 — INTANGIBLE ASSETS

Intangible assets represent the customer contracts and backlog resulting from the Company’s prior 2007 acquisitions as follows:

	September 30, 2011	December 31, 2010
Customer contracts and relationships	$8,235,000	$8,235,000
Marketing and technology	1,112,286	1,112,286
Intangible assets	9,347,286	9,347,286
Less accumulated amortization	(6,731,061)	(5,236,816)
Total intangible assets, net	$2,616,225	$4,110,470

Intangible assets subject to amortization were evaluated as follows:

Assets	Weighted- Average Amortization Period	Carrying Amount as of September 30, 2011	Amortization 2011	Carrying Amount as of December 31, 2010
Customer-related intangible assets	53 mos.	$2,486,041	$(1,398,395)	$3,884,436
Marketing-related intangible assets	38 mos.	45,467	(37,200)	82,667
Technology-related intangible assets	60 mos.	84,717	(58,650)	143,367
Totals	52 mos.	$2,616,225	$(1,494,245)	$4,110,470

The combined weighted average remaining amortization period of all intangible assets is scheduled below.

Basis for Amortization	Asset Value	Remaining Life
Customer contracts and relationships	$8,235,000	16 mos.
Marketing and technology	1,112,286	12 mos.
Total	$9,347,286

Expected amortization expense for the remainder of the fiscal year ending December 31, 2011 is $498,085 and for each of the fiscal years through December 31, 2013 is as follows:

Fiscal Year Ended	Amount
December 31, 2012	$1,962,762
December 31, 2013	155,378

NOTE 11 — LEGAL PROCEEDINGS

None.

NOTE 12 — DEBT

Bank Financing

The Company has a credit facility with Bank of America, N.A., as Administrative Agent, and other various lender parties.  The credit facility provides for a base credit limit of $30 million with the capability to increase the aggregate commitment amount of the facility an additional $25 million, assuming no event of default exists as defined in the facility agreement, and subject to a borrowing base. The maximum availability under the facility at September 30, 2011 was $10.4 million. The credit facility matures in June 2013.  Borrowings under the facility are subject to compliance with certain covenants including an asset coverage ratio, leverage ratio, and a fixed charge ratio. Borrowings bear interest at rates based on 30-day LIBOR plus applicable margins based on a leverage ratio as determined quarterly.  The applicable margins charged on the outstanding borrowings have a range of 2.0% to 3.0% based on the leverage ratio. The fee for the unused portion of the facility ranges from .25% to .35% based on the leverage ratio. The covenant for the minimum fixed charge coverage ratio is 1.5:1. The facility provides a basket for stock repurchase not to exceed $3.0 million in any period of twelve consecutive months, and total consideration for acquisitions in any twelve-month period greater than $20 million will require lender approval. As of September 30, 2011, the facility’s outstanding debt balance was approximately $4.0 million. The effective rate on the variable rate debt was 2.23% for the nine months ended September 30, 2011.

The Company was in compliance with all of its loan covenants as of September 30, 2011.

At September 30, 2011, the aggregate maturities of our debt were as follows:

Years Ending December 31,
2011	$—
2012	—
2013	3,963,239
Total long-term debt	$3,963,239

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	risks related to the government contracting industry, including possible changes in government spending priorities, especially during periods when the government faces significant budget challenges;

•	risks to the Company’s cash position related to possible federal budget cuts resulting from the on-going discussions in connection with the federal deficit:

•
risks related to our business, including our dependence on contracts with U.S. Federal Government agencies and departments, and continued good relations, and being successful in competitive bidding, with those customers;

•	uncertainties as to whether revenues corresponding to our contract backlog will actually be received;

•	risks related to the implementation of our strategic plan; and

•	other risks and uncertainties disclosed in our filings with the SEC.

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

For the nine-month periods ended September 30, 2011 and 2010, we generated revenue from the following mix of customers:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	(in thousands)		(in thousands)
Federal civilian agencies	$36,427	52.4%	$42,844	48.2%
Defense and Homeland Security	19,668	28.3%	25,785	29.0%
Commercial	7,426	10.7%	8,672	9.7%
Government-sponsored enterprise	5,990	8.6%	11,704	13.1%
Totals	$69,511	100.0%	$89,005	100.0%

While the mix of customers has remained relatively consistent, overall revenue has decreased by $19.5 million.  This reduction is attributable, in part, to delayed funding of development work on newly awarded contracts with federal and civilian agencies, the loss of a Defense Logistics Agency contract for defense and homeland security, and decreased staffing placements at Fannie Mae.  A more detailed explanation is provided in the later section - “Results of Operations – Revenue” in this Quarterly Report.

Revenue from our largest clients during the nine months ended September 30, 2011 and 2010 consisted of the following:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	(in thousands)		(in thousands)
U.S. Department of Housing & Urban Development (“HUD”)	$14,780	21.3%	$17,778	20.0%
Defense Technology Security Administration (“DTSA”)	6,827	9.8%	5,907	6.6%
Pension Benefit Guaranty Corporation (“PBGC”)	6,365	9.2%	9,029	10.1%
Fannie Mae	5,990	8.6%	11,704	13.1%
Architect of the Capitol (“AOC”)	3,429	4.9%	4,103	4.6%
Defense Logistics Agency (“DLA”)	2,923	4.2%	6,688	7.5%
Nuclear Regulatory Commission (“NRC”)	2,582	3.7%	1,600	1.8%

 HUD, representing 21.3% of our revenue for the first nine months of 2011, continues to be the Company’s largest customer with the Company receiving over $82 million in new contract awards from HUD since January 2011. The first nine months of 2011 experienced a decline from the first nine months of 2010, primarily due to funding delays on the newly awarded re-compete contracts and some reduction in scope on one of the re-compete awards. Likewise, at PBGC where we have received over $20 million in new contract awards since January of this year, there was a revenue reduction from the same nine-month period in 2010 due to the completion of a major contract and the subsequent delay in funding of development work on the new award.   Revenue derived from our contracts at PBGC represented 9.2% of our total revenue for the nine months ended September 30, 2011. Revenue has increased at DTSA for the nine months of 2011 compared to the same period in 2010 as we continue to gain recognition for our subject matter expertise in software and systems development related to the management of U.S. exports.  With the challenges facing the housing industry, we have experienced a slow down in the demand for professional staffing support as Fannie Mae has delayed many new project starts, resulting in a revenue decline in our Fannie Mae business for the nine months ended September 2011 from the first nine months of 2010.  However, we are a top tier vendor at Fannie Mae with a long standing relationship and we expect to remain an important partner as the organization stabilizes and leverages staffing support to catch up on postponed projects. The revenue decline at AOC for the first nine months of 2011 compared to the first nine months of 2010  is directly attributable to the Company’s strategic decision on the recently awarded re-compete to team with a small business, resulting in the Company changing from a prime contractor to a subcontractor role. The revenue decline at DLA from the same period in the prior year is due to the loss of a contract in the fourth quarter of 2010. Although our revenue derived from the NRC represents only 3.7% of our total revenue for the nine months ended September 30, 2011, it has increased by 61.4% compared to the same period in 2010.

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

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	(in thousands)		(in thousands)
Time-and-materials	$32,550	46.8%	$58,980	66.3%
Fixed-price	33,080	47.6%	29,944	33.6%
Cost-plus-fee	3,881	5.6%	81	0.1%
Totals	$69,511	100.0%	$89,005	100.0%

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

Overview (continued)

We derived some of our revenue from contracts for which we were the prime contractor and some of our revenue as subcontractors to other prime contractors as follows:
	Nine months Ended September 30, 2011		Nine months Ended September 30, 2010
	(in thousands)		(in thousands)
Prime contracts	$56,434	81.2%	$75,135	84.4%
Subcontracts	13,077	18.8%	13,870	15.6%
Totals	$69,511	100.0%	$89,005	100.0%

 Our most significant expense is direct costs, which consists primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project. As of September 30, 2011, we had 377 employees who worked on our contracts, excluding sub-contractors, which augment Company staff as required.

General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, sales and marketing personnel, and costs associated with marketing and bidding on future projects, unassigned consulting personnel, personnel training, occupancy costs, travel and all other corporate costs.

Contract Backlog

Total backlog at September 30, 2011 was approximately $292 million. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not contractually obligated by the customer). Unfunded backlog includes unexercised contract options but excludes unfunded indefinite delivery indefinite quantity (“IDIQ”) orders.

 The following table summarizes our contract backlog at September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011	December 31, 2010
Backlog:
Funded	$36,441,778	$36,666,667
Unfunded	255,379,591	199,466,494
Total backlog	$291,821,369	$236,133,161

Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring in 2017. New orders of $142.7 million were awarded during the nine-month period ending September 30, 2011, compared to $140.8 million for the same period in 2010.  The most significant awards during this period in 2011 were a $45.7 million award on a HUD IT services contract for the Single Family Computerized Homes Underwriting Systems (“CHUMS”) and Federal Housing Administration (“FHA”) connection; a $33.7 million award from HUD for IT maintenance and support services to the Office of Single Family Housing; a $20.4 million award from PBGC on the Benefit Management Application (“BMA”) support program; a $4.8 million award on the Army R&R IDIQ contract and additional tasking at Fannie Mae of $6.9 million.

We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Most of our contracts and delivery orders have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are awarded. Our estimate of the portion of the backlog as of September 30, 2011 from which we expect to recognize revenue during fiscal year 2011 is likely to change because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control.

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

 During the nine months ended September 30, 2011, we recorded expenses of approximately $1.1 million in severance pay, $0.2 million related to the Company’s strategic evaluation, and a $0.3 million provision for an anticipated settlement on a public safety contract. During the nine months ended September 30, 2010, we recorded other income of approximately $0.5 million associated with the adjustment of seller notes related to the 2007 acquisition of Number Six Software (“NSS”) in addition to $1.25 million for the release of escrow from a previous acquisition. These items have been reflected below in our presentation of adjusted EBITDA.

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Net income	$1,115,368	$2,663,014	$2,852,216	$4,906,608
Adjustments:
Depreciation	131,678	128,428	403,976	409,434
Amortization of intangibles	498,082	498,083	1,494,246	1,494,246
Interest, net	74,475	(108,491)	192,520	1,069,551
Taxes	747,156	1,131,537	1,808,031	2,463,802
EBITDA	$2,566,759	$4,312,571	$6,750,989	$10,343,641
Net settlements	—	(1,250,000)	—	(1,745,000)
Severance	—	—	1,072,414	—
Contract settlement reserve	339,119	—	339,119	—
Strategic expenses	65,336	—	174,035	—
Adjusted EBITDA	$2,971,214	$3,062,571	$8,336,557	$8,598,641

Recent Events

On January 7, 2011, the Company announced that its Board of Directors had begun a process to evaluate strategic alternatives for the Company, which is currently ongoing. There can be no assurance that the review of strategic alternatives will result in the Company pursuing any particular transaction, or, if it pursues any such transaction, that it will be completed.

Results of Operations (unaudited)

Results of operations for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 are presented below.

The following table sets forth certain financial data as dollars and as a percentage of revenue:

	For the Three Months Ended September 30, 2011%		For the Three Months Ended September 30, 2010%		For the Nine Months Ended September 30, 2011%		For the Nine Months Ended September 30, 2010%
Revenue	$21,577,564		$29,246,619		$69,511,146		$89,004,930

Operating costs and expenses
Direct costs	14,760,160	68.4%	20,406,798	69.8%	48,713,647	70.1%	62,325,800	70.0%
Selling, general and administrative expenses	4,250,646	19.7%	5,486,690	18.8%	14,046,511	20.2%	17,798,821	20.0%
Depreciation and amortization	629,759	2.9%	626,511	2.1%	1,898,221	2.7%	1,903,680	2.1%

Total operating costs and expenses	19,640,565	91.0%	26,519,999	90.7%	64,658,379	93.0%	82,028,301	92.2%

Operating income	1,936,999	9.0%	2,726,620	9.3%	4,852,767	7.0%	6,976,629	7.8%

Other (expense) income
Interest, net	(74,475)	(0.3)%	108,491	0.4%	(192,520)	(0.3)%	(1,069,551)	(1.2)%
Other income	—	0.0%	959,440	3.3%	—	0.0%	1,463,332	1.6%

Income before income taxes	1,862,524	8.6%	3,794,551	13.0%	4,660,247	6.7%	7,370,410	8.3%

Income tax expense	747,156	3.5%	1,131,537	3.9%	1,808,031	2.6%	2,463,802	2.8%

Net Income	$1,115,368	5.2%	$2,663,014	9.1%	$2,852,216	4.1%	$4,906,608	5.5%

Weighted average number of shares outstanding
—basic	22,951,897		22,540,904		22,870,974		22,516,813
—diluted	23,167,908		22,627,723		23,099,132		22,605,726

Net income per share
—basic	$0.05		$0.12		$0.12		$0.22
—diluted	$0.05		$0.12		$0.12		$0.22

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010.

Revenue – Revenue decreased by $7.7 million, or 26.2%, to $21.6 million for the three months ended September 30, 2011, compared to the same period in 2010.

Three Months Ended September 30,	2011	2010	Decrease
	(in thousands)	(in thousands)	(in thousands)
Revenue
Federal Civilian Agencies	$11,282	$13,942	$(2,660)
Defense and Homeland Security	6,702	8,136	(1,434)
Commercial	1,854	2,832	(978)
Government sponsored enterprise	1,740	4,337	(2,597)
Total Revenue	$21,578	$29,247	$(7,669)

Revenue from federal civilian agencies decreased by $2.7 million from 2010, or 19.1%. Of the $2.7 million revenue decrease the primary contributors were delayed funding of $1.6 million in development work on newly awarded re-compete contracts, the $0.3 million reduced scope on re-compete awards and $0.2 million due to a contract that ended.  Revenue from defense and Homeland Security customers was affected by the loss of a contract with the Defense Logistics Agency in September 2010 which had generated $1.2 million of revenue in the third quarter of 2010. Commercial revenue decreased primarily due to the completion of a development contract which transitioned to a maintenance effort in 2011.  The Government Sponsored Enterprise revenue decrease of $2.6 million, or 59.9%, to $1.7 million in the third quarter of 2011 from $4.3 million in the same period in 2010 was due to a decrease in staffing placements at Fannie Mae as a result of delayed project starts.

Direct costs – Direct costs were $14.8 million, or 68.4%, of revenue in the third quarter 2011 compared to $20.4 million, or 69.8%, of revenue for the same period in 2010.  Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and other direct costs. Other direct costs are incurred in response to specific client tasks and may vary from period to period. The detail comparison of the direct cost components for the three months ended September 30, 2011 and September 30, 2010 are presented below.   The reduction in direct cost is directly attributable to the decrease in revenues for the three months ended September 30, 2011.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Decrease
	(in thousands)%		(in thousands)%		(in thousands)%
Direct labor and fringe benefits	$9,489	44.0%	$13,070	44.7%	$(3,580)	(27.4)%
Subcontractors	4,205	19.5%	6,208	21.2%	(2,003)	(32.3)%
Other direct costs	1,066	4.9%	1,129	3.9%	(63)	(5.6)%
Total direct costs	$14,760	68.4%	$20,407	69.8%	$(5,646)	(27.7)%

Selling, general and administrative (“SG&A”) expenses – The components of SG&A expenses are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses.  Expenses for the three months ended September 30, 2011 and September 30, 2010 were $4.3 million and $5.5 million, or 19.7% and 18.8% of revenue, respectively.  Of the $1.6 million decrease in SG&A expenses approximately $0.8 million was associated with a reduction in salary and fringe costs in 2011due to process improvements resulting in increased efficiencies in the back office and elimination of several management positions as a result of an organizational realignment. The Company was also negatively impacted in 2010 by the non-recurring item of $0.3 million in recruiting expenses associated with an executive search. In 2011, the Company recognized a $0.3 million reserve associated with a public safety contract.

Depreciation and amortization – Depreciation and amortization expense were $0.6 million for each of the quarters ended September 30, 2011 and September 30, 2010.

Interest, net – The net interest expense was $0.1 million for the three months ended September 30, 2011 and $0.1 million in net interest income for the three months ended September 30, 2010. This difference of $0.2 million in net interest expense was attributable to the retirement of the variable rate SWAP agreement in September 2010 that ATSC had entered into in November 2007, the lower average outstanding debt balance in 2011, and interest income in 2010 associated with a legal settlement.

Our average outstanding debt balance for the quarter ended September 30, 2011 was $6.0 million compared to $17.6 million for the quarter ended September 30, 2010.

Income taxes – The Company reported an income tax expense of $0.8 million and $1.1 million for the three-month periods ended September 30, 2011 and 2010, respectively. The effective tax rates were 41.0% and 29.8% for the three-month periods ended September 30, 2011 and 2010, respectively. The higher effective tax rate for the three months ended September 30, 2011 compared to the three-month period ended September 30, 2010 was primarily due to $1.0 million resulting from the settlement of the indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction which adjusted the tax basis of the acquisition and was a non-taxable permanent difference.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

Revenue – Revenue decreased by $19.5 million, or 21.9%, to $69.5 million for the nine months ended September 30, 2011.

Nine months Ended September 30,	2011	2010	Decrease
	(in thousands)	(in thousands)	(in thousands)
Revenue
Federal Civilian Agencies	$36,427	$42,844	$(6,417)
Defense and Homeland Security	19,668	25,785	(6,117)
Commercial	7,426	8,672	(1,246)
Government Sponsored Enterprise	5,990	11,704	(5,714)
Total Revenue	$69,511	$89,005	$(19,494)

Revenue from federal civilian agencies decreased by $6.4 million from 2010 or 15.0%. Of the $6.4 million revenue decrease the primary contributors were $2.9 million due to delayed funding of development work on newly awarded re-compete contracts, $2.7 million associated with the completion of the PBGC Participant Applications Maintenance Team (PAMT) contract and the delayed funding of development work on the re-competed award, the $0.7 million reduced scope on re-compete awards and $0.7 million due to a contract that ended. This was partially offset by $1.0 million of increased revenue on the NRC contract as a result of additional tasking by the government. Revenue from defense and Homeland Security customers was affected by the loss of a contract with the Defense Logistics Agency in September 2010 which had generated $3.8 million of revenue in the first nine months of 2010, and also by a $1.5 million reduction on a U.S. Air Force contract vehicle due to Department of Defense budget prioritizations, as well as contract reductions by the U.S. Coast Guard of $1.9 million.   This was partially offset by increased revenue with DTSA of $0.9 million. Commercial revenue decreased primarily due to the completion of a development contract which transitioned to a maintenance effort in 2011.  The Government Sponsored Enterprise revenue decrease of $5.7 million, or 48.8%, to $6.0 million in the first nine months of 2011 from $11.7 million in the same period in 2010 was due to a decrease in staffing placements at Fannie Mae as a result of delayed project starts.

Direct costs – Direct costs were $48.7 million, or 70.1%, of revenue in the first nine months of 2011 compared to $62.3 million or 70.0% of revenue for the same period in 2010.  Direct costs are comprised of direct labor, fringe on this labor, subcontract labor costs and other direct costs. Other direct costs are incurred in response to specific client tasks and may vary from period to period. The detail comparison of the direct cost components for the nine months ended September 30, 2011 and September 30, 2010 are presented below.   The reduction in direct cost is directly attributable to the decrease in revenue for the nine months ended September 30, 2011.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010		Decrease
	(in thousands)%		(in thousands)%		(in thousands)%
Direct labor and fringe benefits	$31,976	46.0%	$40,546	45.5%	$(8,570)	(21.1)%
Subcontractors	13,195	19.0%	18,137	20.4%	(4,942)	(27.2)%
Other direct costs	3,543	5.1%	3,643	4.1%	(100)	(2.7)%
Total direct costs	$48,714	70.1%	$62,326	70.0%	$(13,612)	(21.8)%

Selling, general and administrative (“SG&A”) expenses – The components of SG&A expenses are marketing, bid and proposal costs, indirect labor and the associated fringe benefits, facilities costs and other discretionary expenses.  Expenses for the nine months ended September 30, 2011 and September 30, 2010 were $14.0 million and $17.8 million, or 20.2% and 20.0% of revenue, respectively. The SG&A expenses for the nine months ended September 30, 2011 included a charge of $1.1 million related to severance costs.  In 2010 the Company was negatively impacted by two non recurring items, accounting for an additional $1.2 million of the difference, namely a $1.0 million bad debt write-off associated with a state and local government contract and $0.2 million of legal expenses associated with indemnification claims against former owners of ATSI.  In addition, there was a $0.4 million accrual for bonus in 2010. When adjusted for these items in the respective periods, the SG&A expenses were$12.6 million, or 18.1%, of revenue for the nine months ended September 30, 2011 and $16.6 million, or 18.7%, for the nine months ended September 30, 2010.  Of the $4.0 million decrease in SG&A expenses, approximately $2.2 million was associated with a reduction in salary and fringe costs in 2011 due to process improvements resulting in increased efficiencies in the back office and elimination of several management positions as a result of an organizational realignment.

Depreciation and amortization – Depreciation and amortization expense was $1.9 million for each of the nine months ended September 30, 2011 and September 30, 2010.

Interest, net – The net interest expense was $0.2 million and $1.1 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively. This decrease of $0.9 million in net interest expense was attributable to the retirement of the variable rate SWAP agreement in September 2010 that ATSC had entered into in November 2007 and the lower average outstanding debt balance in 2011, as well as interest income associated with the legal settlement in 2010 with the former principal owners of ATSI.

Our average outstanding debt balance for the nine-months ended September 30, 2011 was $9.2 million compared to $17.9 million for the nine months ended September 30, 2010.

Income taxes – The Company reported an income tax expense of $1.8 million and $2.5 million for the nine-month periods ended September 30, 2011 and 2010, respectively. The effective tax rates were 38.8% and 33.4% for the nine-month periods ended September 30, 2011 and 2010, respectively. The higher effective tax rate for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010 was primarily due to $1.0 million resulting from the settlement of the indemnification demand against the former principal owners of ATSI under the stock purchase agreement governing the transaction which adjusted the tax basis of the acquisition and was a non-taxable permanent difference.

Financial Condition, Liquidity and Capital Resources

Financial Condition.   Total assets decreased $9.0 million to $78.8 million as of September 30, 2011 compared to $87.8 million as of December 31, 2010, primarily due to a decrease in receivables of $7.1 million as a result of lower revenue in 2011 compared to 2010, as well as $1.8 million in additional accumulated depreciation and amortization.

Our total liabilities decreased $12.8 million to $17.1 million as of September 30, 2011 from $29.6 million as of December 31, 2010. The decrease was due to a reduction in our debt of $10.4 million to $4.0 million at September 30, 2011 compared to $14.4 million at December 31, 2010, and a decrease in Other accrued expenses and current liabilities of $1.0 million to $1.4 million at September 30, 2011 compared to $2.4 million at December 31, 2010 related to the reduction of vendor cost accruals of $0.5 million from December 31, 2010 which were subsequently paid.

Liquidity and Capital Resources.   Our primary liquidity needs are to finance the costs of operations, acquire capital assets and to engage in a strategic alternative evaluation. We expect to meet our short-term requirements through funds generated from operations and from our credit facility with Bank of America and Citizens Bank, which was initially signed in June 2007 and renewed in June 2010. As part of the agreement, we are required to meet certain financial covenants which are tested every quarter. As of September 30, 2011, we were in compliance with all covenants. Our cash requirements to fund any strategic alternative will be funded by cash generated from operations in addition to the credit facility. This credit facility expires in June 2013. As of September 30, 2011, we had $4.0 million outstanding on the credit facility, and availability to borrow an additional $10.4 million based upon our borrowing base at such date.

Net cash provided by operating activities was $10.3 million for the nine months ended September 30, 2011.  Cash provided by operating activities is primarily driven by operating income adjusted for working capital changes, which were principally changes in accounts receivable.

Net cash used in financing activities was $10.3 million for the nine months ended September 30, 2011 compared to $5.5 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we used $10.4 million to pay down our line of credit.

We expect to retain future earnings, if any, for use in the operation of our business, possible strategic alternative, and/or expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

As of the close of business on November 09, 2011, we had cash on hand of approximately $5,304. Our available balance on our credit facility as of November 09, 2011 was approximately $11.1 million.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2011, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011 that require us to make future cash payments.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Long-term debt obligations	$—	$3,963	$—	$—	$3,963
Capital leases	88	88	—	—	176
Operating leases	1,777	3,600	3,782	3,292	12,451
Total	$1,865	$7,651	$3,782	$3,292	$16,590

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for our borrowings under our credit facility. As of September 30, 2011, we had an outstanding balance of approximately $4.0 million under our variable interest rate line of credit.

Item 4. Controls and Procedures.

As of September 30, 2011, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act were effective as of the end of the period covered by this report. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2011, no changes occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

No stock was repurchased during the nine months ended September 30, 2011.  The Company repurchased 152,000 shares of common stock for approximately $455,000 during the nine months ended September 30, 2010 as part of the repurchase program. The Company currently has approximately 23.0 million shares outstanding.

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
Date: November 14, 2011